Form 10-K
period 2013-12-31
VALERO ENERGY PARTNERS LP
filed 2014-03-07
CIK 1583103

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 1-36232
VALERO ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	90-1006559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Valero Way	78249
San Antonio, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (210) 345-2000
Securities registered pursuant to Section 12(b) of the Act: Common units representing limited partnership interests listed on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant cannot calculate the aggregate market value of its common units held by non-affiliates as of the last business day of its most recently completed second fiscal quarter because there was no established public trading market for its common units as of such date.
The registrant had 28,795,197 common units, 28,789,989 subordinated units and 1,175,102 general partner units outstanding at January 31, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

Unless the context otherwise requires, references in this report to “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to December 16, 2013), refer to Valero Energy Partners LP Predecessor, our predecessor for accounting purposes, and references to “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or future tense (starting December 16, 2013), refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References to “our general partner” refer to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation. References to “Valero” refer to Valero Energy Corporation, one or more of its subsidiaries (other than Valero Energy Partners LP or Valero Energy Partners GP LLC), or all of them taken as a whole.
PART I
ITEMS 1 & 2. BUSINESS and PROPERTIES
BUSINESS
Formation and Initial Public Offering
We are a Delaware limited partnership formed in July 2013 by Valero. On December 16, 2013, we completed our initial public offering (the Offering) of 17,250,000 common units representing limited partner interests. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “VLP.” See Note 1 of Notes to Consolidated Financial Statements for further discussion of our initial public offering.
After completion of the Offering, the Partnership includes the assets, liabilities, and results of operations of certain crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets previously owned and operated by Valero (as described below and referred to as the Contributed Assets). Prior to the Offering, the assets, liabilities, and results of operations of the Contributed Assets related to our Predecessor.
Overview
We are a traditional master limited partnership formed by Valero to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. Our Contributed Assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur Refinery located in Port Arthur, Texas, Valero’s McKee Refinery located in Sunray, Texas, and Valero’s Memphis Refinery located in Memphis, Tennessee. We generate revenues by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminals.
In connection with the Offering, we entered into a master transportation services agreement with Valero with respect to our pipelines and a master terminal services agreement with Valero with respect to our terminals. These fee-based commercial agreements have minimum quarterly throughput commitments, inflation escalators, and initial terms through December 16, 2023. With the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreements with respect to each of our assets for one additional five-year term.
For the year ended December 31, 2013, Valero accounted for all of our revenues. We expect to continue to derive substantially all of our revenues from Valero for the foreseeable future. We also expect Valero to serve as a critical source of our future growth by providing us opportunities to purchase additional transportation and logistics assets that Valero currently owns or may acquire or develop in the future. In connection with the Offering, we entered into an omnibus agreement with Valero under which Valero granted us a right of first offer for a period of five years after the closing of the Offering to acquire certain of Valero’s transportation and logistics assets. Our agreements with Valero are discussed more fully in other sections of this report.
Available Information
Our website address is www.valeroenergypartners.com. Information on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) are available, free of charge, on our website (under Reports & SEC Filings), soon after we file or furnish such material.
Organizational Structure
The following simplified diagram depicts our organizational structure as of December 31, 2013.

Segments
Our operations consist of one reportable segment and are conducted in the U.S. All of our assets are located in the U.S.

Our Assets and Operations
The following sections describe our Contributed Assets and the related services that we provide.
Port Arthur Logistics System
Our Port Arthur logistics system includes our Lucas crude system and our Port Arthur products system.
Lucas Crude System. Our Lucas crude system supports diverse and flexible crude oil supply options for Valero’s Port Arthur Refinery.
Our Lucas crude system comprises the following pipelines and terminals:

•
Lucas Terminal. Our Lucas terminal is located 12 miles from Valero’s Port Arthur Refinery on 495 acres. The facility consists of seven storage tanks with an aggregate of 1.9 million barrels of storage capacity. The Lucas terminal receives crude oil through our Nederland pipeline that connects to the Sunoco Logistics Partners L.P. marine terminal in Nederland, Texas, as well as through connections to the Cameron Highway crude oil pipeline and Oiltanking’s Beaumont marine terminal. The terminal will connect to TransCanada’s Cushing MarketLink pipeline via our TransCanada connection, as more fully described below. The Lucas terminal delivers crude oil to Valero’s Port Arthur Refinery through our Lucas pipeline.

•	Lucas Pipeline. Our Lucas pipeline is a 12-mile, 30-inch pipeline with 400,000 barrels per day of capacity that delivers crude oil from our Lucas terminal to Valero’s Port Arthur Refinery.

•
Nederland Pipeline. Our Nederland pipeline is a five-mile, 32-inch pipeline with 600,000 barrels per day of capacity that delivers crude oil to our Lucas terminal from the Sunoco Logistics Nederland marine terminal.

•
TransCanada Connection. Our TransCanada connection is currently under construction and is expected to be placed into service during the second quarter of 2014. The connection is expected to have 400,000 barrels per day of capacity and connect our Lucas terminal to TransCanada’s Cushing MarketLink pipeline, which began transporting crude oil from Cushing, Oklahoma to the U.S. Gulf Coast in early 2014. TransCanada is currently awaiting certain permits necessary to construct its Keystone XL pipeline, which is designed to provide connectivity from Alberta, Canada to the Cushing MarketLink origin point at Cushing.

Port Arthur Products System. Our Port Arthur products system transports refined petroleum products from Valero’s Port Arthur Refinery to major third-party pipeline systems, including the Explorer, Colonial, Sunoco Logistics MagTex and Enterprise TE Products refined petroleum products pipeline systems, for delivery to various marketing outlets, and to Oiltanking’s Beaumont marine terminal for diesel exports. The Explorer, Colonial, and Enterprise TE Products pipeline systems are major interstate pipeline systems that transport refined petroleum products from the U.S. Gulf Coast to marketing terminals throughout the midwestern, southeastern, and northeastern regions of the U.S. The Sunoco Logistics MagTex pipeline system transports refined petroleum products from the Port Arthur area to marketing terminals in Texas. Oiltanking’s Beaumont marine terminal is capable of exporting refined petroleum products in ship sizes of up to 400,000 barrels.
Our Port Arthur products system comprises the following pipelines and terminals:

•
Port Arthur Products Pipelines. Our Port Arthur products pipelines consist of a four-mile, 20-inch pipeline with 144,000 barrels per day of capacity that delivers gasoline from Valero’s Port Arthur Refinery to our El Vista terminal and a three-mile, 20-inch pipeline with 216,000 barrels per day of capacity that delivers diesel from Valero’s Port Arthur Refinery to our Port Arthur Products Station

(PAPS) terminal. Our Port Arthur products pipelines are key distribution outlets for diesel and gasoline from Valero’s Port Arthur Refinery.

•
12-10 Pipeline. Our 12-10 pipeline consists of 13 miles of 12-inch and 10-inch pipeline with 60,000 barrels per day of capacity that delivers refined petroleum products from Valero’s Port Arthur Refinery to the Enterprise TE Products pipeline connection, the Sunoco Logistics MagTex pipeline connection, and Oiltanking’s Beaumont marine terminal.

•
PAPS and El Vista Terminals. Our PAPS and El Vista terminals consist of an aggregate 16 storage tanks with over two million barrels of storage capacity. Our PAPS terminal consists of eight tanks with 821,000 barrels of diesel storage capacity, and our El Vista terminal consists of eight tanks with 1.2 million barrels of gasoline storage capacity. Our PAPS terminal also contains storage tanks owned by Shell, who serves as the operator of both our PAPS and El Vista terminals. Each party owns its own tanks at the PAPS terminal and its own external pipelines connecting to the terminal, but certain equipment and improvements located at and serving the terminal are jointly owned. The El Vista terminal is owned exclusively by us.

McKee Products System
Our McKee products system transports refined petroleum products from Valero’s McKee Refinery to our refined petroleum products terminal in El Paso, Texas and on to Kinder Morgan’s SFPP system for marketing in the southwest U.S. We own a 33⅓ percent undivided interest in the system. Capacity on the McKee products system is allocated between the other interest owner and us according to our respective ownership interests.
Our McKee products system comprises the following pipelines and terminal:

•
McKee to El Paso Pipeline. Our McKee to El Paso pipeline consists of 408 miles of 10-inch pipeline that delivers diesel and gasoline produced at Valero’s McKee Refinery to our El Paso terminal. The pipeline has a total capacity of 63,000 barrels per day (of which 21,000 barrels per day of capacity are allocable to our 33⅓ percent undivided interest).

•
SFPP Pipeline Connection. Our SFPP pipeline connection consists of 12 miles of 16- and 8‑inch pipelines that deliver diesel and gasoline from our El Paso terminal to Kinder Morgan’s SFPP system. The SFPP pipeline connection has 98,400 barrels per day of capacity (of which 33,000 barrels per day of capacity are allocable to our 33⅓ percent undivided interest).

•
El Paso Terminal. Our El Paso terminal is located on 117 acres and consists of 10 storage tanks with 499,000 barrels of storage capacity (of which 166,000 barrels of capacity are allocable to our 33⅓ percent undivided interest). The El Paso terminal receives refined petroleum products delivered to the terminal through our McKee to El Paso pipeline and delivers refined petroleum products to our four-bay truck rack at our El Paso terminal and to Kinder Morgan’s SFPP system through our SFPP pipeline connection. Our El Paso terminal truck rack has 30,000 barrels per day of capacity (of which 10,000 barrels per day of capacity are allocable to our 33⅓ percent undivided interest).

Memphis Logistics System
Our Memphis logistics system includes our Collierville crude system and our Memphis products system.
Collierville Crude System. Our Collierville crude system is the primary crude oil supply source for Valero’s Memphis Refinery, delivering crude oil from the Capline pipeline.
Our Collierville crude system comprises the following assets:

•
Collierville Pipeline System. Our Collierville pipeline system consists of 52 miles of 10- to 20-inch pipelines with 210,000 barrels per day of capacity that deliver crude oil to Valero’s Memphis Refinery.

•
Collierville Terminal. Our Collierville terminal is located in Byhalia, Mississippi on 60 acres. The facility consists of three storage tanks with 975,000 barrels of storage capacity. The Collierville terminal receives crude oil delivered to the terminal through the Capline pipeline.

•
St. James Crude Tank. We own a 330,000 barrel crude oil storage tank in St. James, Louisiana located on land we lease from Shell. The tank is used to aggregate crude oil volumes to batch deliveries through the Capline pipeline to our Collierville terminal.

Memphis Products System. Our Memphis products system is the primary outlet for refined petroleum products produced at Valero’s Memphis Refinery with distribution through our Memphis truck rack and our terminal in West Memphis, Arkansas for further distribution via truck and barge to marketing outlets along the central Mississippi River, to Exxon’s Memphis refined petroleum products terminal, and to the Memphis International Airport.
Our Memphis products system comprises the following assets:

•
Shorthorn Pipeline System. Our Shorthorn pipeline system consists of seven miles of 14-inch pipeline that delivers diesel and gasoline produced at Valero’s Memphis Refinery to our West Memphis terminal and two miles of 12-inch pipeline that delivers diesel and gasoline from our West Memphis terminal and Valero’s Memphis Refinery to Exxon’s Memphis refined petroleum products terminal. The Shorthorn pipeline system has a total capacity of 120,000 barrels per day.

•
Memphis Airport Pipeline System. Our Memphis Airport pipeline system consists of a nine-mile, six-inch pipeline that delivers jet fuel produced at Valero’s Memphis Refinery to the Swissport Fueling, Inc. terminal located at the Memphis International Airport and a two-mile, six-inch pipeline that delivers jet fuel from Valero’s Memphis Refinery to the FedEx jet fuel terminal located at the Memphis International Airport. The Memphis Airport pipeline system has a total capacity of 20,000 barrels per day.

•
West Memphis Terminal. Our West Memphis terminal is located in West Memphis, Arkansas on 75 acres. The facility consists of 18 storage tanks with over one million barrels of storage capacity, a truck rack, and a barge dock on the Mississippi River. Our West Memphis terminal receives refined petroleum products through our Shorthorn pipeline system and through a biodiesel truck unloading rack located at the terminal. The terminal delivers refined petroleum products to the five-bay, 50,000 barrels per day truck rack at the terminal, our two-berth, 4,000 barrels per hour barge dock on the Mississippi River and to our Shorthorn pipeline system for deliveries to Exxon’s Memphis terminal.

•	Memphis Truck Rack. Our Memphis truck rack is located on five acres of land adjacent to Valero’s Memphis Refinery. The facility consists of a high-capacity seven-bay truck rack and five biodiesel storage tanks with 8,000 barrels of storage capacity. The truck rack has a capacity of 110,000 barrels per day.
Pipelines
The following table summarizes information with respect to our pipelines described above:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (thousand barrels per day (MBPD))	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas pipeline	30	12	400	Crude oil	Port Arthur	Sunoco Logistics Nederland; Oiltanking Beaumont; Cameron Highway; TransCanada Cushing MarketLink
Nederland pipeline	32	5	600	Crude oil	Port Arthur	Sunoco Logistics
Port Arthur products system
20-inch gasoline pipeline	20	4	144	Gasoline	Port Arthur	Explorer; Colonial
20-inch diesel pipeline	20	3	216	Diesel	Port Arthur	Explorer; Colonial
12-10 pipeline	12, 10	13	60	Refined petroleum products	Port Arthur	Sunoco Logistics MagTex; Enterprise TE Products; Oiltanking Beaumont
McKee products system
McKee to El Paso pipeline	10	408	21(1)	Refined petroleum products	McKee	—
SFPP pipeline connection	16, 8	12	33(2)	Refined petroleum products	McKee	Kinder Morgan SFPP System
Memphis logistics system(3)
Collierville crude system
Collierville pipeline	10-20	52	210	Crude oil	Memphis	Capline
Memphis products system
Shorthorn pipeline system	14, 12	9	120	Refined petroleum products	Memphis	Exxon Memphis
Memphis Airport pipeline system	6	11	20	Jet fuel	Memphis	Memphis International Airport
_____________

(1)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total capacity for the system is 63,000 barrels per day.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total capacity for the system is 98,400 barrels per day.

(3)
Portions of our Memphis logistics system pipelines are owned by Memphis Light, Gas and Water, a division of the City of Memphis (MLGW), but operated and maintained exclusively by us under long-term arrangements with MLGW.

Terminals
The following table summarizes information with respect to our terminals described above:

Terminal	Tank Storage Capacity (thousands of barrels (MBbls))	Throughput Capacity (MBPD)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas terminal	1,915	—	Crude oil	Port Arthur	Sunoco Logistics Nederland; Oiltanking Beaumont; Cameron Highway; TransCanada Cushing MarketLink
TransCanada connection (1)	—	400	Crude oil	Port Arthur	TransCanada Cushing MarketLink
Port Arthur products system
PAPS terminal	821	—	Diesel	Port Arthur	Explorer; Colonial
El Vista terminal	1,210	—	Gasoline	Port Arthur	Explorer; Colonial
McKee products system
El Paso terminal	166 (2)	—	Refined petroleum products	McKee	Kinder Morgan SFPP System
El Paso terminal truck rack	—	10 (3)	Refined petroleum products	McKee	—
Memphis logistics system
Collierville crude system
Collierville terminal	975	—	Crude oil	Memphis	Capline
St. James crude tank	330	—	Crude oil	Memphis	Capline
Memphis products system
West Memphis terminal	1,080	—	Refined petroleum products	Memphis	Exxon Memphis; Enterprise TE Products
West Memphis terminal truck rack	—	50	Refined petroleum products	Memphis	—
West Memphis terminal dock	—	4 (4)	Refined petroleum products	Memphis	—
Memphis truck rack	8	110	Refined petroleum products	Memphis	—
_____________

(1)	Our TransCanada connection is currently under construction and is expected to be placed into service during the second quarter of 2014.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total storage capacity for the system is 499,000 barrels.

(3)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total truck rack capacity for the system is 30,000 barrels per day.

(4)	Dock throughput is reflected in thousands of barrels per hour.

Volumes Handled
The following table sets forth the historical throughput volumes and leased storage capacity with respect to our systems for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Pipelines (MBPD) (1)
Crude oil throughput
Lucas crude system	178	158	84
Collierville crude system	149	144	144
Total crude oil throughput	327	302	228

Refined petroleum products throughput
Port Arthur products system	154	117	94
McKee products system	53	52	53
Memphis products system	56	49	37
Total refined petroleum products throughput	263	218	184
Total pipelines throughput	590	520	412

Terminals (MBPD)
Crude oil terminaling throughput
Lucas crude system (2)	179	158	84

Refined petroleum products terminaling throughput
Port Arthur products system (3)	123	109	84
McKee products system	43	42	43
Memphis products system (3)	86	78	82
Total refined petroleum products terminaling throughput	252	229	209
Total terminaling throughput	431	387	293

Leased storage capacity (MBbls) (3)
Port Arthur products system	2,031	2,031	2,031
Collierville crude system	330	330	330
Memphis products system	975	900	853
Total leased storage capacity	3,336	3,261	3,214
_____________

(1)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(2)
Throughput volumes represent actual throughput volumes at our Lucas terminal. However, prior to the Offering, we did not charge a terminaling fee for throughput volumes at our Lucas terminal. Under our master terminal services agreement with Valero that became effective upon the closing of the Offering, we charge a terminaling fee for throughput volumes at our Lucas terminal.

(3)
Throughput volumes include actual throughput volumes at our PAPS, El Vista and West Memphis terminals. However, prior to the Offering, we charged a fee for leased storage capacity at these terminals. Under our master terminal services agreement with Valero that became effective upon the closing of the Offering, we charge a terminaling fee for throughput volumes at these terminals.

Percentage of Volumes Transported
The following table lists the percentage of volumes transported on our pipeline systems relative to the total amount of refined petroleum products transported from, or the total amount of crude oil and feedstocks throughput at, the applicable Valero refinery serviced by our pipeline systems, for each of the periods described below:

	Year Ended December 31,
Pipeline System	2013	2012	2011
Port Arthur logistics system
Lucas crude system	55%	55%	36%
Port Arthur products system	50%	46%	43%
McKee products system	13%	13%	13%
Memphis logistics system
Collierville crude system	92%	96%	100%
Memphis products system	68%	68%	66%
Our Commercial Agreements with Valero
General
At the closing of the Offering, we entered into a master transportation services agreement with Valero with respect to our pipelines and a master terminal services agreement with Valero with respect to our terminals. Under these agreements, we provide transportation and terminaling services to Valero, and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These agreements have initial terms through December 31, 2023, and, with the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreements with respect to each asset for one additional five-year term.

Minimum Quarterly Throughput Commitments and Tariff Rates—Pipelines
The following table describes Valero’s minimum quarterly throughput commitments and applicable initial tariff rates for our pipelines:

Pipelines	Minimum Quarterly Throughput Commitment (barrels per day (BPD))	Tariff Rates ($ per Barrel)
Port Arthur logistics system
Lucas crude system
Lucas pipeline	150,000	$0.176 up to 160,000 BPD then $0.071 up to 200,000 BPD and $0.06 above 200,000 BPD
Port Arthur products system
20-inch gasoline pipeline	127,000	$0.1855 up to 127,000 BPD and
20-inch diesel pipeline	combined on	$0.14 above 127,000 BPD
12-10 pipeline	all three lines	combined on all three lines
McKee products system
McKee to El Paso pipeline	17,836	$1.302
SFPP pipeline connection	27,880	$0.151
Memphis logistics system
Collierville crude system (1)
Collierville pipeline	100,000	$0.1557
Memphis products system
Shorthorn pipeline system	43,300	$0.1471 up to 43,300 BPD and $0.12 above 43,300 BPD
Memphis Airport pipeline system	2,000	$0.81 up to 2,000 BPD and $0.45 above 2,000 BPD
_____________

(1)	Included within the tariff rate is the ability for Valero to use break-out tankage at our Collierville terminal and our St. James crude tank for staging crude oil into the Capline pipeline.
Under our master transportation services agreement, Valero is obligated to transport minimum volumes of crude oil and refined petroleum products on our pipeline systems and pay a tariff rate with respect to such volumes. Tariff rates with respect to our pipeline systems may be adjusted annually in accordance with the Federal Energy Regulatory Commission’s (FERC) indexing methodology. With respect to any pipelines that may be subject to a jurisdictional tariff, we and Valero have agreed not to commence or support any tariff filing, application, protest, complaint, petition, motion, or other proceeding before FERC for the purpose of requesting that FERC accept or set tariff rates that would be inconsistent with the terms of the master transportation services agreement, provided that Valero will continue to have the right under FERC regulations to challenge any proposed changes in our base tariff rates to the extent the changes are inconsistent with FERC’s indexing methodology or other rate changing methodologies, or to the extent the challenge is in response to any proceeding brought against us by a third party that could affect our ability to provide transportation services to Valero under our master transportation services agreement or the applicable tariff.

Minimum Quarterly Throughput Commitments and Fees—Terminals
The following table sets forth Valero’s minimum quarterly throughput commitments and fees charged with respect to our terminals:

Terminals	Minimum Quarterly Throughput Commitment (BPD)	Fees ($ per Barrel)
Port Arthur logistics system
Lucas crude system
Lucas terminal (1)	150,000	$0.243 up to 160,000 BPD then $0.071 up to 200,000 BPD and $0.06 above 200,000 BPD
TransCanada connection (2)	45,000	$0.05
Port Arthur products system
PAPS and El Vista terminals	100,000	$0.3165 up to 100,000 BPD and $0.05 above 100,000 BPD
McKee products system
El Paso terminal	36,380(3)	$0.301
Memphis logistics system
Memphis products system
West Memphis terminal (4)	30,000	$0.62 up to 30,000 BPD and $0.24 above 30,000 BPD
Memphis truck rack	51,100	$0.252
_____________

(1)	Included in the Lucas terminal fee is the right to use our Nederland pipeline to transport crude oil from the Sunoco Logistics Nederland marine terminal to our Lucas terminal.

(2)
Our TransCanada connection is currently under construction and is expected to be placed into service during the second quarter of 2014. The minimum quarterly throughput commitment will not commence until the connection is in service; however, under our omnibus agreement with Valero, Valero has agreed to indemnify us for lost throughput fees based on minimum quarterly throughput commitments resulting from the connection not being in service (for any reason whatsoever, other than our gross negligence or willful misconduct) by March 1, 2014. In addition, if and when TransCanada’s Keystone XL pipeline is placed into service, the minimum quarterly throughput commitment with respect to our TransCanada connection will increase from 45,000 barrels per day to 150,000 barrels per day and the fee will reset to $0.015 per barrel.

(3)
The El Paso terminal truck rack has a minimum quarterly throughput commitment of 8,500 barrels per day and the SFPP pipeline connection has a separate minimum quarterly throughput commitment of 27,880 barrels per day.

(4)	Includes all volumes delivered to our West Memphis terminal through pipeline, dock, or truck rack.
Under the master terminal services agreement relating to our terminals, Valero is obligated to throughput minimum volumes of crude oil and refined petroleum products and pay us throughput fees, as well as fees for providing related ancillary services (such as ethanol, biodiesel and renewable diesel blending, and additive injection). Valero provides and pays for its own inventory of ethanol, biodiesel and renewable diesel blending, and additives to be blended or injected at the terminal, where applicable. Throughput fees with respect to our terminals will be increased on July 1, 2014, and on July 1 of each year thereafter, and other fees with respect to our terminals may be increased annually at our discretion, in each case by a percentage not to exceed the corresponding percentage change in the Consumer Price Index (CPI) during the 12-month period ending on March 31 of such year. If CPI decreases during any period, we are not required to reduce our fees, but any subsequent increases in fees based on an increase in CPI will be limited to the amount by which such increase exceeds the aggregate amount of cumulative decreases in CPI during the intervening periods. The first CPI adjustment on July 1, 2014 will be based on 50 percent of the increase in the CPI.

Quarterly Deficiency Payments
If Valero fails to meet its minimum quarterly throughput commitments under our commercial agreements in any given quarter, it is obligated to pay a deficiency payment equal to the volume deficiency multiplied by the applicable tariff and/or fee with respect to such asset. We refer to this payment as a “quarterly deficiency payment.” Quarterly deficiency payments may be applied as a credit for amounts owed on throughput volumes in excess of Valero’s minimum quarterly throughput commitment with respect to such asset during any of the following four quarters, after which time any unused credits will expire. Upon the expiration of our commercial agreements, Valero may apply any such remaining credit amounts with respect to such asset until the completion of any such four-quarter period against any throughput volumes on such asset in excess of the minimum quarterly throughput commitment that was in place during the term of the agreement with respect to such asset.
Minimum Capacity
Under each of our commercial agreements, we are obligated to provide Valero access to capacity of at least the minimum quarterly throughput commitment for our assets. If the minimum capacity of any of our assets falls below the level of Valero’s minimum quarterly throughput commitment at any time due to events affecting such assets (whether planned or unplanned) or if capacity on any of our assets is required to be allocated among users because volume nominations exceed available capacity, Valero’s minimum quarterly throughput commitments with respect to such assets may be proportionately reduced during the period for which capacity is less than Valero’s minimum quarterly throughput commitment.
Product Gains and Losses
Under each of our commercial agreements, other than those commercial agreements covering assets that may be subject to a jurisdictional tariff or are operated by a third party and such tariff or third-party operating agreement specifically provides otherwise, we have no liability for physical losses except to the extent such losses result from our gross negligence or willful misconduct. In the event a terminal or pipeline asset is equipped to measure volume gains and losses through the installation of custody transfer meters and we begin to accept third-party volumes for throughput, we are required to negotiate provisions regarding loss allowance and allocate gains and losses among us and our customers in accordance with standard industry practices.
Termination and Suspension
Valero is permitted under our commercial agreements to suspend, reduce, or terminate its obligations under certain circumstances. If Valero determines to totally or partially suspend refining operations at a refinery that is supported by our assets for a period of at least 12 consecutive months, we and Valero are required to negotiate in good faith to agree upon a reduction of Valero’s minimum quarterly throughput commitments under the applicable commercial agreement(s), and if we are unable to agree to an appropriate reduction, then after Valero has made a public announcement of such suspension, Valero may terminate the applicable agreement(s) upon 12 months’ notice to us (unless in the interim Valero publicly announces its intent to resume operations at the refinery, in which case its termination notice is deemed revoked). If a force majeure event with respect to our assets prevents us from performing any of our obligations under a commercial agreement, Valero’s obligations with respect to the affected assets under the applicable commercial agreement, including its minimum quarterly throughput commitments, will be suspended to the extent we cannot perform our obligations. In addition, if a force majeure event prevents Valero from fulfilling any of its obligations under our commercial agreements for more than 60 days, Valero’s applicable obligations with respect to the affected assets, including its minimum quarterly throughput commitments, under our commercial agreements will be suspended for the remainder of the force majeure event. Force majeure events include:

•	acts of God, fires, floods, or storms;

•	compliance with orders of courts or any governmental authorities;

•	explosions, wars, terrorist acts, or riots;

•	inability to obtain or unavoidable delays in obtaining material or equipment;

•	accidental disruptions of service;

•	disruptions of utilities or other services caused by events or circumstances beyond the reasonable control of the affected party;

•	strikes, lockouts, or other industrial disturbances; and

•	breakdowns of refinery facilities, machinery, storage tanks, or pipelines irrespective of the cause thereof.
Turnarounds or other planned outages at a refinery are not force majeure events. If a force majeure event prevents any party from performing its obligations under a commercial agreement for a period of more than 12 consecutive months, then either party may terminate the agreement with respect to the affected assets. If Valero elects to terminate or suspend any of our commercial agreements, our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders may be materially and adversely affected. We cannot assure you that Valero will continue to use our assets or that we will be able to generate additional revenues from third parties.
Reimbursements of Capital Expenditures
Our commercial agreements provide that, if we agree to make any capital expenditures at Valero’s request, Valero is required to reimburse us for the expenditures; the reimbursements may be recovered through tariff and/or fee increases in certain cases. In addition, if new laws or regulations are enacted or promulgated or if existing laws or their interpretations are materially changed, and if such new or changed laws or regulations will have a material adverse economic impact on either us or Valero, then either of us, acting in good faith, may request to renegotiate the relevant provisions of the affected commercial agreement(s) relating to the parties’ future performance. In such event, we and Valero are required to negotiate in good faith amendments to the affected agreement(s) to conform them to the new or changed laws or regulations while preserving our economic, operational, commercial, and competitive arrangements in accordance with the understandings set forth in the applicable agreement(s).
Valero also is required to reimburse us for any taxes that we incur on Valero’s behalf for services we provide to Valero under these agreements to the extent permitted by law.
Alternative Arrangements
Under our commercial agreements, if Valero restructures its supply, refining, or sales operations at a refinery that is supported by our assets in such a manner that materially and adversely affects the economics of Valero’s performance under the applicable commercial agreement, we and Valero are required to negotiate in good faith an alternative arrangement that is no worse economically for us, and that may include a substitution of new minimum quarterly throughput commitments for Valero on other assets owned or to be acquired or constructed by us.
Assignment
Neither we nor Valero may assign our rights or obligations under our commercial agreements without the other party’s written consent, except that, if Valero transfers a refinery that is supported by our assets to a third party, Valero may assign the commercial agreement that relates to such refinery to such third party.
Our Relationship with Valero
Valero is an international manufacturer and marketer of transportation fuels, other petrochemical products, and power. Valero’s assets include 16 petroleum refineries located in the U.S., Canada, the U.K., and Aruba, with a combined throughput capacity of approximately 3.1 million barrels per day. Valero also has a substantial portfolio of transportation and logistics assets.
We are dependent upon Valero as our primary customer and the loss of Valero as a customer would have a material and adverse effect on us. For the years ended December 31, 2013, 2012, and 2011, Valero accounted for all of our revenues. We expect to continue to derive substantially all of our revenues from Valero for the foreseeable future.
Following the closing of the Offering, Valero retained a significant interest in us through its ownership of our general partner, a 68.6 percent limited partner interest in us, and all of our incentive distribution rights. We believe Valero will promote and support the successful execution of our business strategies given its significant ownership in us, the importance of our initial assets to Valero’s refining and marketing operations, and its stated intention to use us as its primary vehicle to expand the transportation and logistics assets supporting its business.
In addition to our commercial agreements with Valero, we entered into the following agreements with Valero in connection with the Offering. These agreements are described more fully in Item 13., “Certain Relationships and Related Transactions, and Director Independence—Agreements with Valero” of this report.

•
Omnibus Agreement. Under our omnibus agreement with Valero, Valero granted us a right of first offer with respect to certain of Valero’s transportation and logistics assets through December 16, 2018. The omnibus agreement requires us to reimburse Valero for certain general and administrative services, requires Valero to indemnify us for certain matters, including environmental, title and tax matters, and grants Valero a right of first refusal with respect to certain of our assets. Pursuant to the omnibus agreement, prior to making any distribution, we are required to pay all accrued monthly payments on our annual fee of $7.9 million to Valero for general and administrative services, and we are required to reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us.

•
Services and Secondment Agreement. Under our services and secondment agreement with Valero, employees of Valero are seconded to our general partner to provide operational and maintenance services with respect to certain of our pipelines and terminals, and our general partner is required to reimburse Valero for certain costs and expenses of the seconded employees, including their wages and benefits.

•
Tax Sharing Agreement. Under our tax sharing agreement with Valero, we are required to reimburse Valero for our share of state and local income and other taxes incurred by Valero as a result of our tax items and attributes being included in a combined or consolidated state tax return filed by Valero with respect to taxable periods including or beginning on the closing date of the Offering. The amount of any such reimbursement is limited to any entity-level tax that we would have paid directly had we not been included in a combined group with Valero. While Valero may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax, we would nevertheless reimburse Valero for the tax we would have owed had the attributes not been available or used for our benefit, even though Valero had no cash expense for that period.

•	Ground Lease Agreement. Under our ground lease with Valero, we lease the land on which the Memphis truck rack is located. Initially, our base rent under the lease is $35,007 per year.
Insurance
Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are insured under certain of Valero’s corporate insurance policies and are subject to the shared deductibles and limits under those policies. We may also carry separate insurance policies for certain property damage, business interruption, and third-party liabilities, which includes pollution liabilities, at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. These separate policies may be issued by Valero’s wholly owned captive insurance company.
Pipeline Control Operations
Our pipeline systems, other than the El Paso pipeline operated by NuStar Energy (NuStar), are operated from a central control room located in San Antonio, Texas. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates, and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and products, and provides for the remote-controlled shutdown of pump stations on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.
Seasonality
The volumes of crude oil and refined petroleum products transported in our pipelines and stored in our terminals are directly affected by the levels of supply and demand for crude oil and refined petroleum products in the markets served directly or indirectly by our assets. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, our customers’ operating results are generally lower for the first and fourth quarters of each year. Unfavorable weather conditions during the spring and summer months and a resulting lack of the expected seasonal upswings in traffic and sales could adversely affect Valero’s business, financial condition, and results of operations, which may adversely affect our business, financial condition, and results of operations. However, many effects of seasonality on our revenues will be substantially mitigated through the use of our fee-based commercial agreements with Valero that include minimum quarterly throughput commitments.
Competition
As a result of our contractual relationship with Valero under our commercial agreements and our direct connections to three of Valero’s refineries, we believe that our pipelines and terminals will not face significant competition from other pipelines and terminals for Valero’s crude oil or refined petroleum products transportation requirements to and from the refineries we support.

If Valero’s customers reduce their purchases of refined petroleum products from Valero due to the increased availability of less expensive products from other suppliers or for other reasons, Valero may ship only the minimum volumes through our pipelines (or pay the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenues. Valero competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. Valero also competes with other suppliers that purchase refined petroleum products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.
Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge and remediation of materials in the environment, greenhouse gas emissions, waste management, pollution prevention, species and habitat preservation, pipeline integrity, and other safety-related regulations, and characteristics and composition of fuels. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our operating facilities could require material additional expenditures to comply with environmental laws and regulations.
There are existing remedial obligations at some of our assets including our West Memphis terminal and our Lucas terminal. These existing environmental conditions are retained obligations of the prior operators of these facilities and Valero has agreed to indemnify us with respect to such conditions under the terms of our omnibus agreement. For additional information regarding our environmental matters, please see Note 5 of the Notes to Consolidated Financial Statements.
Rate and Other Regulations
FERC and Common Carrier Regulations
We own pipeline assets in Texas, New Mexico, Tennessee, Mississippi, and Arkansas, and we provide both interstate and intrastate transportation services. Our common carrier pipeline systems are subject to regulation by various federal, state, and local agencies.
FERC regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act (ICA), the Energy Policy Act (EPAct), and the rules and regulations promulgated under those laws. FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as petroleum pipelines) and certain other liquids, be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC’s regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.
Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities, such as the Texas Railroad Commission (TRRC), which currently regulates our portion of the McKee to El Paso pipeline. The TRRC uses a complaint-based system of regulation, both as to matters involving rates and priority of access. FERC and state regulatory commissions generally have not investigated rates, unless the rates are the subject of a protest or a complaint. However, FERC or a state commission could investigate our rates on its own initiative or at the urging of a third party.
If our rate levels were investigated by FERC or a state commission, the inquiry could result in a comparison of our rates to those charged by others or to an investigation of our costs. We do not anticipate any complaints against our rates or any investigation by FERC or a state regulatory commission related to our rates or terms of service. Valero has agreed not to contest our tariff rates or terms of service for the term of our transportation services agreements, provided that our tariff changes and rate increases are consistent with the terms of the transportation services agreements. Even so, FERC or a state commission could order us to change our rates or terms of service or require us to pay shippers reparations, together with interest and subject to the applicable statute of limitations, if it were determined that an established rate or terms of service were unjust or unreasonable.
Pipeline Safety
Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of crude oil and refined petroleum products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, and significant business interruption. The Department of Transportation (DOT) and Pipeline and Hazardous Materials Safety Administration have adopted safety regulations with respect to the design, construction, operation, maintenance, inspection, and management of our assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans.
Product Quality Standards
Refined petroleum products that we transport are generally sold by our customer for consumption by the public. Various federal, state, and local agencies have the authority to prescribe product quality specifications for products. Changes in product quality specifications or blending requirements could reduce our throughput volumes, require us to incur additional handling costs, or require capital expenditures. For example, different product specifications for different markets affect the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenues, our cash flows and ability to make distributions could be adversely affected. In addition, changes in the product quality of the products we receive on our product pipeline systems or at our terminals could reduce or eliminate our ability to blend products.
Security
We are also subject to Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, and to the Transportation Security Administration’s Pipeline Security Guidelines. We have an internal program of inspection designed to monitor and enforce compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.
While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered by the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We are currently implementing our own cyber-security programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on operations and those of our customers.
Employees
We are managed by the board of directors and executive officers of Valero Energy Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of personnel employed by Valero or others. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates.
PROPERTIES
The location and general character of our pipeline and terminal systems and other principal properties are described above under Item 1., “Business,” and are incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2013, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 3 and 7 of Notes to Consolidated Financial Statements.
Title to Properties and Permits
Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.
Under our omnibus agreement, Valero will indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business through December 16, 2018. This indemnity has a one time deductible of $200,000, and no cap. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our Predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Item 1A. RISK FACTORS
You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common units. Some of these risks relate principally to our business and the industry in which we operate, while others relate principally to the business and operations of Valero, tax matters, ownership of our common units, and securities markets generally.
Our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders could be materially and adversely affected by these risks, and, as a result, the trading price of our common units could decline.
Risks Related to Our Business
Valero accounts for all of our revenues. Therefore, we are subject to the business risks associated with Valero’s business. Furthermore, if Valero changes its business strategy, is unable for any reason, including financial or other limitations, to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals, our revenues would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.
For the years ended December 31, 2013, 2012, and 2011 Valero accounted for all of our revenues. We expect to continue to derive substantially all of our revenues from Valero for the foreseeable future, and as a result, any event, whether in our areas of operation or elsewhere, that materially and adversely affects Valero’s business may adversely affect our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Valero, the most significant of which include the following:

•	disruption of Valero’s ability to obtain crude oil;

•	the ability to obtain credit and financing on acceptable terms, which could also adversely affect the financial strength of business partners;

•	the costs to comply with environmental laws and regulations;

•
large capital projects can take many years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting project returns;

•	interruptions of supply and increased costs as a result of Valero’s reliance on third-party transportation of crude oil and refined petroleum products;

•	significant losses resulting from the hazards and risks of operations may not be fully covered by insurance, and could adversely affect Valero’s operations and financial results;

•	competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage over Valero;

•	potential losses from Valero’s derivative transactions;

•
any decision by Valero to temporarily or permanently curtail or shut down operations at one or more of its refineries or other facilities and reduce or terminate its obligations under our commercial agreements; and

•	interruptions at Valero’s refineries and other facilities.
The volumes of crude oil and refined petroleum products that we transport and terminal depend substantially on Valero’s refining margins. Refining margins are dependent both upon the price of crude oil or other refinery feedstocks and refined petroleum products. These prices are affected by numerous factors beyond our or Valero’s control, including the global supply and demand for crude oil, gasoline and other refined petroleum products, competition from alternative energy sources, and the impact of new and more stringent regulations affecting the energy industry. A material decrease in the refining margins at Valero’s refineries supported by our assets could cause Valero to reduce the volumes we transport and terminal for Valero, which could materially and adversely affect our financial condition, results of operations, and ability to make distributions to our unitholders.
We may not have sufficient distributable cash flow following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay minimum quarterly distributions to our unitholders.
We may not generate sufficient cash flows each quarter to enable us to pay minimum quarterly distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees, and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to Valero, which are not subject to any caps or other limits, in respect of those expenses;

•	the amount and timing of capital expenditures and acquisitions we make;

•	our debt service requirements and other liabilities, and restrictions contained in our revolving credit facility;

•	fluctuations in our working capital needs; and

•	the amount of cash reserves established by our general partner.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make quarterly distributions may be diminished or our financial leverage could increase. We do not have any commitment with any of our affiliates to provide any direct or indirect financial assistance to us.
If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly distributions. We will be required to use cash from our operations, incur borrowings or access the capital markets in order to fund our expansion capital expenditures. Our ability to obtain bank financing or access the capital markets may be limited by our financial condition at such time as well as the covenants in our debt agreements, general economic conditions and contingencies, and uncertainties that are beyond our control. The terms of any such financing could also limit our ability to make distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
If Valero satisfies only its minimum quarterly throughput commitments under, or if Valero terminates or we are unable to renew or extend, our commercial agreements with Valero, our ability to make distributions to our unitholders will be reduced.
Valero is not obligated to use our services with respect to volumes of crude oil or refined petroleum products in excess of the minimum quarterly throughput commitments under our commercial agreements. During refinery turnarounds, which typically last 30 to 60 days and are performed every four to five years, we expect that Valero will only satisfy its minimum quarterly throughput commitments under our commercial agreements. Our commercial agreements with Valero, which we expect to be the source of substantially all of our revenues for the foreseeable future, have initial terms through December 16, 2023, and with the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreement with respect to each asset for one additional five-year term. If Valero fails to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make distributions to our unitholders will be reduced.
Further, Valero may suspend, reduce or terminate its obligations under our commercial agreements if certain events occur, such as Valero’s determination to totally or partially suspend refining operations at one of its refineries that our assets support for a period that will continue for at least 12 months, or a force majeure event that impacts one of Valero’s refineries for more than 60 days. Any such reduction, suspension, or termination of Valero’s obligations would have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
We may not be able to obtain third-party revenues due to competition and other factors, which could limit our ability to grow and may extend our dependence on Valero.
Our ability to obtain third-party revenues is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. We can provide no assurance that we will be able to attract material third-party revenues. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with Valero and our desire to provide services pursuant to fee-based contracts. Our potential customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.
Our right of first offer to acquire certain of Valero’s transportation and logistics assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.
Our omnibus agreement provides us with a right of first offer with respect to certain of Valero’s transportation and logistics assets through December 16, 2018. The consummation and timing of any future acquisitions pursuant to this right will depend upon, among other things, Valero’s willingness to offer such assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets, and our ability to obtain financing on acceptable terms. We can provide no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Valero is under no obligation to accept any offer that we may choose to make. In addition, we may decide not to exercise our right of first offer if any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Valero at any time in the event that it no longer controls our general partner.

If we are unable to make acquisitions on economically acceptable terms from Valero or third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
Our strategy to grow our business and increase distributions to unitholders is dependent in part on our ability to make acquisitions that result in an increase in distributable cash flow per unit. Our growth strategy is based in part on our expectation of ongoing divestitures by industry participants, including our right of first offer from Valero. The consummation and timing of any future acquisitions will depend upon, among other things, whether:

•	we are able to identify attractive acquisition candidates;

•	we are able to negotiate acceptable purchase agreements;

•	we are able to obtain financing for these acquisitions on economically acceptable terms; and

•	we are outbid by competitors.
We can provide no assurance that we will be able to successfully consummate any future acquisitions, whether from Valero or any third parties. If we are unable to make future acquisitions, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences, or other external events beyond our control. Acquisitions involve numerous risks, including difficulties in integrating acquired businesses, inefficiencies, and unexpected costs and liabilities.
Our ability to expand may be limited if Valero does not grow its business.
Part of our growth strategy depends on organic growth that depends in part on the growth of Valero’s business. For example, in our terminals business, we believe our growth will be driven in part by identifying and executing organic expansion products that will result in increased throughput volumes from Valero and third parties. If Valero focuses on other growth areas or does not make capital expenditures to fund the organic growth of its transportation and logistics assets, we may not be able to fully execute our growth strategy.
Our and Valero’s operations are subject to many risks and operational hazards. If a significant accident or event occurs that results in a business interruption or shutdown for which we are not adequately insured, our financial condition, results of operations, and cash flows and our ability to sustain or increase distributions to our unitholders could be materially and adversely affected.
Our operations are subject to all of the risks and operational hazards inherent in transporting, terminaling, and storing crude oil and refined petroleum products, including:

•	damages to facilities, equipment, and surrounding properties caused by third parties, severe weather, natural disasters, and acts of terrorism;

•
maintenance, repairs, mechanical or structural failures at our or Valero’s facilities or at third-party facilities on which our or Valero’s operations are dependent, including electrical shortages, power disruptions, and power grid failures;

•	damages to and loss of availability of interconnecting third-party pipelines, terminals, and other means of delivering crude oil, feedstocks, and refined petroleum products;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;

•	curtailments of operations due to severe seasonal weather; and

•	riots, strikes, lockouts, or other industrial disturbances.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. In addition, Valero’s refining operations supported by our assets, on which our operations are substantially dependent and over which we have no control, are subject to similar operational hazards and risks inherent in refining crude oil.
Our insurance policies do not cover all losses, costs, or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We are insured under Valero’s insurance policies for certain property damage, business interruption, and third-party liabilities, which includes pollution liabilities, and are subject to Valero’s policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. Insurance companies may reduce the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We can provide no assurance that Valero’s insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
We are exposed to the credit risks, and certain other risks, of our customers, and any material nonpayment or nonperformance by our customers could reduce our ability to make distributions to our unitholders.
Although we expect Valero to be the source of substantially all of our revenues for the foreseeable future, we intend to grow our customer base beyond Valero. We are subject to the risks of loss resulting from nonpayment or nonperformance by our customers, including Valero. If any of our significant customers default on their obligations to us, our financial results could be adversely affected. Our customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our customers could reduce our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal, and economic risks, which could adversely affect our operations and financial condition.
In order to optimize our existing asset base, we intend to evaluate and capitalize on organic opportunities for expansion projects in order to increase revenues on our pipelines and terminals. The expansion of existing pipelines or terminals, such as by adding horsepower, pump stations, or loading racks, or the construction or expansion of new transportation and logistics assets, involves numerous regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenues needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenues for an extended period of time. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could materially and adversely affect our financial condition, results of operations, and cash flows and our ability in the future to make distributions to our unitholders.
We do not own all of the land on which our pipelines are located, which could result in disruptions to our operations.
We do not own all of the land on which our pipelines are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew leases, right-of-way contracts or otherwise, could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
We are dependent upon third parties to operate some of our facilities.
Our McKee products system is operated by NuStar, which owns a 66⅔ percent undivided interest in the system. If NuStar fails to operate any portion of the McKee products system in accordance with the terms of our operating agreement with them, such failure could result in our inability to meet our commitments to Valero, which in turn could result in a reduction in our revenues, or in us becoming liable to Valero for any losses it may sustain by reason of our failure to comply, which losses may not be recoverable by us from NuStar. Similarly, our adjacent PAPS and El Vista terminals are both operated by Shell, and any failure by Shell to comply with the terms of our operating agreement with Shell could result in our inability to meet our commitments to Valero with respect to our Port Arthur products system, which in turn could result in a reduction in our revenues, or in us becoming liable to Valero for any losses it may sustain by reason of our failure to comply, which losses may not be recoverable by us from Shell.
Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders, and the value of our units.
We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make distributions to our unitholders. Restrictions in our revolving credit facility and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our unitholders. For example, our revolving credit facility contains a covenant that requires us to maintain a ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (or 5.5 to 1.0 during specified periods following certain acquisitions).
The restrictions in our revolving credit facility could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default, which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” for additional information about our revolving credit facility.
Increases in interest rates could adversely impact the price of our common units, our ability to issue equity, or incur debt for acquisitions or other purposes and our ability to make distributions at our intended levels.
Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make distributions at our intended levels.
Compliance with and changes in environmental laws could adversely affect our performance.
The principal environmental risks associated with our operations are emissions into the air and releases into the soil, surface water, or groundwater. Our operations are subject to extensive environmental laws and regulations, including those relating to the discharge and remediation of materials in the environment, greenhouse gas emissions, waste management, species and habitat preservation, pollution prevention, pipeline integrity and other safety-related regulations, and characteristics and composition of fuels. Certain of these laws and regulations could impose obligations to conduct assessment or remediation efforts at our facilities or third-party sites where we take wastes for disposal or where our wastes migrated. Environmental laws and regulations also may impose liability on us for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault. If we violate or fail to comply with these laws and regulations, it could lead to administrative, civil, or criminal penalties or liability and imposition of injunctions, operating restrictions, or the loss of permits.
Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of expenditures required for environmental matters could increase in the future. Current and future legislative action and regulatory initiatives could result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport, and decreased demand for products we handle that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect our business, financial condition, results of operations, and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services. For example, the U.S. Environmental Protection Agency (EPA) has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards (NAAQS) for ozone, sulfur dioxide, and nitrogen dioxide, and the EPA is considering further revisions to the NAAQS. Emerging rules and permitting requirements implementing these revised standards may require us to install more stringent controls at our facilities, which may result in increased capital expenditures.
We may be unable to obtain or renew permits necessary for our operations, which could inhibit our ability to do business.
Our facilities operate under a number of federal and state permits, licenses, and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These permits, licenses, approval limits, and standards require a significant amount of monitoring, record keeping, and reporting in order to demonstrate compliance with the underlying permit, license, approval limit, or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties, and injunctive relief. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material and adverse effect on our ability to continue operations and on our our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
Many of our assets have been in service for many years and, as a result, our maintenance or repair costs may increase in the future. In addition, there could be service interruptions due to unknown events or conditions or increased downtime associated with our pipelines that could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
Our pipelines and terminals are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position, or cash flows, as well as our ability to make distributions to our unitholders.
The tariff rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenues and our ability to make distributions to our unitholders.
We own pipeline assets in Texas, New Mexico, Tennessee, Mississippi, and Arkansas, and we provide both interstate and intrastate transportation services for refined petroleum products and crude oil. Many of our pipelines are common carriers and may be required to provide service to any shipper that requests transportation services on our pipelines.
Our Port Arthur logistics system pipelines, Shorthorn pipeline, and Collierville pipeline provide interstate transportation services that are subject to regulation by FERC under the ICA. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines. Shippers may protest (and FERC may investigate) the lawfulness of existing, new, or changed tariff rates. FERC can suspend new or changed tariff rates for up to seven months and can allow new rates to be implemented subject to refund of amounts collected in excess of the rate ultimately found to be just and reasonable. If FERC finds a rate to be unjust and unreasonable, it may order payment of reparations for up to two years prior to the filing of a complaint or investigation, and FERC may prescribe new rates prospectively.
State agencies may regulate the rates, terms, and conditions of service for our pipelines offering intrastate transportation services, and such agencies could limit our ability to increase our rates or order us to reduce our rates and pay refunds to shippers. State agencies have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates, terms, and conditions of service of intrastate pipelines in the absence of shipper complaints, and generally resolve complaints informally.
Under our commercial agreements, we and Valero have agreed to the base tariff rates for all of our pipelines and a mechanism to modify those rates during the term of the agreements. Valero has also agreed not to challenge the base tariff rates or changes to those rates during the term of the agreements, except to the extent such changes are inconsistent with the agreements. These agreements do not, however, prevent any other new or prospective shipper, FERC, or a state agency from challenging our tariff rates or our terms and conditions of service, and due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of any of our rates, or any changes to FERC’s approved rate or index methodologies, could adversely affect our revenues and our ability to make distributions to our unitholders. Similarly, if state agencies in the states in which we offer intrastate transportation services change their policies or aggressively regulate our rates or terms and conditions of service, it could also materially and adversely affect our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
In addition, there is not always a clear boundary between interstate and intrastate pipeline transportation services, and such determinations are fact-dependent and made on a case-by-case basis. Our undivided interest in the McKee to El Paso pipeline currently provides transportation services pursuant to an intrastate tariff that is subject to regulation by the TRRC. Because a portion of this pipeline crosses New Mexico and our transportation services may be interstate in nature, we applied for a waiver of the tariff filing and reporting requirements of the ICA for our portion of the pipeline. On February 12, 2014, the FERC conditionally granted the requested waiver. The FERC’s conditions for granting the waiver include that we maintain all books and records in a manner consistent with the Uniform System of Accounts and that we immediately report any change in the circumstances on which the waiver was granted.
If Valero fails to provide the personnel necessary to conduct our operations, our ability to manage our business and continue our growth could be negatively impacted.
Valero is responsible for providing the personnel necessary to conduct our operations, including the executive officers of our general partner. We depend on the services of these individuals. If their services are unavailable to us for any reason, we may be required to hire other personnel to manage and operate our company. We cannot assure our unitholders that we would be able to locate or employ such qualified personnel on acceptable terms or at all.
Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
Terrorist attacks and threats, cyber-attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the U.S. We do not maintain specialized insurance for possible liability or loss resulting from a cyber-attack on our assets that may shut down all or part of our business. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt. It is possible that any of these occurrences, or a combination of them, could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.

Our customer’s operating results are seasonal and generally lower in the first and fourth quarters of the year. Our customer depends on favorable weather conditions in the spring and summer months.
Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, our customer’s operating results are generally lower for the first and fourth quarters of each year. Unfavorable weather conditions during the spring and summer months and a resulting lack of the expected seasonal upswings in traffic and sales could adversely affect our customer’s business, financial condition, and results of operations, which may adversely affect our business, financial conditions, and results of operations.
The level and terms of Valero’s indebtedness and its credit ratings could adversely affect our ability to grow our business and our ability to make distributions to our unitholders and our credit ratings and profile.
If the level of Valero’s indebtedness increases significantly in the future, it would increase the risk that Valero may default on its obligations to us under our commercial agreements. The terms of Valero’s indebtedness may limit its ability to borrow additional funds and may impact our operations in a similar manner. If Valero were to default under its debt obligations, Valero’s creditors could attempt to assert claims against our assets during the litigation of their claims against Valero. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions, and finance our operations could be materially and adversely affected. If one or more credit rating agencies were to downgrade Valero’s credit rating, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make distributions to our unitholders.
Risks Inherent in an Investment in Us
Our general partner and its affiliates, including Valero, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our unitholders. Additionally, we have no control over the business decisions and operations of Valero, and Valero is under no obligation to adopt a business strategy that favors us.
As of January 31, 2014, Valero owned a 68.6 percent limited partner interest in us and owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, because it is a wholly owned subsidiary of Valero, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is beneficial to Valero. Conflicts of interest may arise between Valero and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Valero, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Valero to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Valero to increase or decrease refinery production, shut down or reconfigure a refinery, shift the focus of its investment and growth to areas not served by our assets, or undertake acquisition opportunities for itself;

•
Valero, as our primary customer, has an economic incentive to cause us to not seek higher rates and fees, even if such higher rates and fees would reflect those that could be obtained in arm’s-length, third-party transactions;

•
Valero’s directors and officers have a fiduciary duty to make decisions beneficial to the stockholders of Valero, which may be contrary to our interests; in addition, many of the officers and directors of our general partner are also officers and/or directors of Valero and will owe fiduciary duties to Valero and its stockholders;

•	Valero may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•
our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities, and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	disputes may arise under our commercial agreements with Valero;

•
our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•
our general partner will determine the amount and timing of many of our capital expenditures and whether a capital expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert into common units;

•	our general partner will determine which costs incurred by it are reimbursable by us;

•
our general partner may cause us to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

•
our partnership agreement permits us to classify up to $50 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings, or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner units or the incentive distribution rights;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•
our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80 percent of the common units. As of January 31, 2014, Valero owned 40.1 percent of our common units, and, as a result, Valero did not have the ability to exercise the limited call right;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including under the omnibus agreement and our commercial agreements with Valero;

•	our general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors, and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement, or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity, or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.
Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders and we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.
In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
The fees and reimbursements due to our general partner and its affiliates, including Valero, for services provided to us or on our behalf will reduce our distributable cash flow. In certain cases, the amount and timing of such reimbursements will be determined by our general partner and its affiliates, including Valero.
Pursuant to our partnership agreement, we reimburse our general partner and its affiliates, including Valero, for expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Pursuant to the omnibus agreement, we pay an annual fee of $7.9 million to Valero for general and administrative services and reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In addition, we are required to reimburse our general partner for payments to Valero pursuant to the services and secondment agreement for the wages, benefits, and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our pipeline and terminal systems. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces our cash flows, and, as a result, reduces our ability to make distributions to our unitholders. There is no limit on the fees and expense reimbursements that we may be required to pay to our general partner and its affiliates.
Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner (acting in its capacity as our general partner), the board of directors of our general partner, or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner, and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was not adverse to our best interests, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner is not liable to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•
our general partner and its officers and directors are not liable to us or our limited partners for monetary damages resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner is not in breach of its obligations under the partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of a majority of our outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth subbullet points above, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
If a unitholder is not an Eligible Holder, the unitholder’s common units may be subject to redemption.
Our partnership agreement includes certain requirements regarding those investors who may own our common and subordinated units. Eligible Holders are limited partners whose (a) federal income tax status is not reasonably likely to have a material and adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or an analogous regulatory body and (b) nationality, citizenship, or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If the unitholder is not an Eligible Holder, in certain circumstances as set forth in our partnership agreement, the unitholder’s units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
Our partnership agreement restricts the voting rights of unitholders owning 20 percent or more of our common units.
Unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person that owns 20 percent or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be used to vote on any matter.
Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike a holder of stock in a public corporation, our unitholders do not have “say on pay” advisory voting rights. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the sole member of our general partner, which is a wholly owned subsidiary of Valero. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.
Unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of January 31, 2014, our general partner and its affiliates owned 40.1 percent of our common units and all of our subordinated units, representing an aggregate 70.0 percent of our outstanding common and subordinated units (excluding common units held by officers and directors of our general partner and Valero). If our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished, thereby eliminating the distribution and liquidation preference of common units. “Cause” is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. “Cause” does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest in us without a vote of our unitholders to an affiliate or another person in connection with its merger or consolidation with or into, or sale of all or substantially all of its assets to, such person. Furthermore, our partnership agreement does not restrict the ability of Valero to transfer all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.
The incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party, it will have less incentive to grow our partnership and increase distributions. A transfer of incentive distribution rights by our general partner could reduce the likelihood of Valero selling or contributing additional assets to us, which in turn would impact our ability to grow our asset base.
We may issue additional units without unitholder approval, which would dilute unitholder interests.
At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash we have available to distribute on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of minimum quarterly distributions will be borne by our common unitholders will increase;

•
because the amount payable to holders of incentive distribution rights is based on a percentage of total available cash, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.
Valero may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
As of January 31, 2014, Valero held 11,539,989 of our common units and 28,789,989 of our subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Valero with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.
Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, our partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of our distribution to unitholders.
Our general partner has a limited call right that may require the unitholders to sell common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80 percent of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of January 31, 2014, our general partner and its affiliates own approximately 40.1 percent of our common units (excluding common units held by officers and directors of our general partner and Valero). At the end of the subordination period (which could occur as early as within the quarter ending March 31, 2015), assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 70.0 percent of our outstanding common units (excluding common units held by officers and directors of our general partner and Valero) and therefore would not be able to exercise the call right at that time.

Our general partner, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the incentive distribution rights, without the approval of the conflicts committee of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.
Our general partner has the right, at any time when there are no subordinated units outstanding and the holders have received incentive distributions at the highest level to which they are entitled (48 percent) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as our general partner with respect to resetting target distributions.
In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the incentive distribution rights will be entitled to receive, in the aggregate, the number of common units equal to that number of common units that would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in the prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain the same percentage general partner interest in us that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal expansion projects that would not otherwise be sufficiently accretive to distributions per common unit. It is possible, however, that our general partner or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the distributions it receives related to its incentive distribution rights and may therefore desire to be issued common units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of distributions that they would have otherwise received had we not issued common units to our general partner in connection with resetting the target distribution levels.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement permits our general partner to limit its liability, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate corporate opportunities among us and its other affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels;

•	whether to transfer the incentive distribution rights to a third party; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.
By purchasing a common unit, a common unitholder agrees to become bound by the provisions in our partnership agreement, including the provisions discussed above.
If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which could have a material and adverse impact on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. Pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company.
We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis and we are required to assess the effectiveness of our controls annually (beginning in 2014). However, for as long as we are an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the JOBS Act), our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We could be an emerging growth company through December 31, 2018. Effective internal controls are necessary for us to provide reliable and timely financial reports, to prevent fraud, and to operate successfully as a publicly traded limited partnership. We may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 requires us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report) beginning with our fiscal year ending December 31, 2014. Any failure to develop, implement, or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations.
Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Any failure to maintain effective internal controls over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
A unitholder’s liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for any and all of our obligations as if a unitholder were a general partner if a court or government agency were to determine that (i) we were conducting business in a state but had not complied with that particular state’s partnership statute; or (ii) a unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement, or to take other actions under our partnership agreement constitute “control” of our business.
Our unitholders may have to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are nonrecourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
Because we are a publicly traded limited partnership, the NYSE does not require us to have, and we do not have or intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Tax Risks
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (IRS) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes.
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states.
Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state, or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.
The present federal income tax treatment of publicly traded limited partnerships, including us, or an investment in our common units may be modified by administrative or judicial interpretation, or legislative change, at any time, and potentially retroactively. We are unable to predict whether any such modifications will ultimately occur.
Our unitholders’ share of our income will be taxable to them for federal income tax purposes even if they do not receive any distributions from us.
Because a unitholder will be treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on the unitholder’s share of our taxable income even if it receives no distributions from us. Our unitholders may not receive distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow.
The IRS or a court may reach conclusions that differ from the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which our common units trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell common units, the unitholders will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income. Any tax-exempt entity or non-U.S. person should consult a tax advisor before investing in our common units.
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.
We prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.
We prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing or proposed Treasury Regulations. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss, or deduction with respect to those common units may not be reportable by the unitholder and any distributions received by the unitholder as to those common units could be fully taxable as ordinary income.
We have adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss, and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss, and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. The IRS may challenge our valuation methods and allocations of taxable income, gain, loss, and deduction between our general partner and certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50 percent or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have technically terminated our existing partnership and having formed a new partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a 12-month period. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if certain relief were unavailable) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.
As a result of investing in our common units, a unitholder may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if the unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. We conduct business and/or control assets in Arkansas, Louisiana, Mississippi, New Mexico, Tennessee, and Texas. Except for Texas, all of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all federal, state, and local tax returns. Unitholders should consult their own tax advisors regarding such matters.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative, or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, members of Congress have been considering substantive changes to the definition of qualifying income and the treatment of certain types of income earned from profits interests in partnerships. While these specific proposals would not appear to affect our treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
We incorporate by reference into this Item our disclosures made in Part II, Item 8 of this report included in Note 7 of Notes to Consolidated Financial Statements under the caption “Litigation Matters.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unit Price and Cash Distributions
Our common units are listed on the NYSE under the symbol “VLP.” On December 16, 2013, we completed our initial public offering of common units representing limited partnership interests. As of January 31, 2014, there were 14 holders of record of our common units and Valero owned all of our subordinated units and general partner units, for which there is no established trading market. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.
The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for the period from December 10, 2013, the date our shares began trading.

Quarter Ended	High Sale Price	Low Sale Price	Quarterly Cash Distribution per Unit	Distribution Date	Record Date
December 31, 2013	$34.45	$29.16	n/a	n/a	n/a
A cash distribution of $0.037 per unit, which reflects the pro rata portion of the minimum quarterly distribution rate of $0.2125 for the period beginning December 16, 2013, the closing date of the Offering, was declared on January 20, 2014 and paid on February 12, 2014 to holders of record as of January 31, 2014.
Distributions of Available Cash
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:

◦
provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future credit needs requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

◦	comply with applicable law, any of our or our subsidiaries’ debt instruments or other agreements; or

◦
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from paying the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners, and with the intent of the borrower to repay such borrowings within 12 months with funds other than from additional working capital borrowings.
Intent to Distribute the Minimum Quarterly Distribution
We intend to make minimum quarterly distributions to holders of our common and subordinated units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.
General Partner Interest and Incentive Distribution Rights
Initially, our general partner will be entitled to 2 percent of all quarterly distributions since our inception that we make prior to our liquidation. This general partner interest is represented by 1,175,102 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2 percent interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.244375 per unit per quarter. The maximum distribution of 48 percent does not include any distributions that our general partner or its affiliates may receive on common, subordinated or general partner units that they own.
Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Target Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2 percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2 percent general partner interest, our general partner has not transferred its incentive distribution rights, and that there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.2125	98%	2%
First Target Distribution	Above $0.2125 up to $0.244375	98%	2%
Second Target Distribution	Above $0.244375 up to $0.265625	85%	15%
Third Target Distribution	Above $0.265625 up to $0.31875	75%	25%
Thereafter	$0.31875	50%	50%
Subordination Period
General
Our partnership agreement provides that, during the subordination period (which we define below), our common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2125 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.
Subordination Period
Except as described below, the subordination period began on the closing date of the Offering and will extend until the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending December 31, 2016, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $0.85 per unit (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $0.85 (the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of Subordination Period
Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending December 31, 2014, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.275 (150 percent of the annualized minimum quarterly distribution), for the four-consecutive-quarter period immediately preceding that date;

•
the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.275 per unit (150 percent of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.
Expiration Upon Removal of the General Partner
In addition, if the unitholders remove our general partner other than for cause:

•
the subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided that (i) neither such person nor any of its affiliates voted any of its units in favor of the removal and (ii) such person is not an affiliate of the successor general partner;

•	if all of the subordinated units convert pursuant to the foregoing, all cumulative common unit arrearages on the common units will be extinguished and the subordination period will end; and

•	our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.
Expiration of the Subordination Period
When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.
The Initial Public Offering
On December 10, 2013, our Registration Statement on Form S-1 (SEC Registration No. 333-191259), as amended, that we filed with the SEC relating to the Offering became effective. J.P. Morgan Securities LLC and Barclays Capital Inc. served as representatives of the several underwriters for the Offering. On December 16, 2013, we completed the Offering and received $396.8 million of gross proceeds from the sale of 17,250,000 common units to the public. After deducting underwriting discounts, structuring fees, and other offering costs of $27.6 million (of which $3.2 million had been paid by Valero on our behalf but had not yet been reimbursed by us as of December 31, 2013), our net proceeds from the Offering were $369.2 million. Subsequent to year end, we reimbursed Valero $3.2 million for these offering costs and $1.1 million for debt issuance costs that Valero had also paid on our behalf. We retained the net proceeds from the Offering for general partnership purposes, which may include potential acquisitions from Valero and third parties and potential organic expansion capital expenditures.

Securities Authorized for Issuance Under Equity Compensation Plans
The information appearing in Item 12., “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The following table shows selected financial data of Valero Energy Partners LP and our Predecessor for the years and as of the dates indicated. The selected financial data for the 2013 period provided through December 15, 2013 was derived from the combined financial results of our Predecessor, and the period beginning December 16, 2013 through December 31, 2013 was derived from consolidated financial results of Valero Energy Partners LP. The following tables should be read together with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in Item 8., “Financial Statements and Supplementary Data.” The selected financial data as of and for the years ended December 31, 2012 and 2011 were derived from the audited combined financial statements of our Predecessor. The amounts below are presented in thousands, except per unit amounts.

	Year Ended December 31,
	2013	2012	2011
Operating revenues – related party	$94,529	$86,804	$73,136
Net income	50,151	42,285	25,836
Net income per limited partner unit (basic and diluted):
Common units	0.03	n/a	n/a
Subordinated units	0.03	n/a	n/a
Cash distribution declared per limited partner unit	0.037	n/a	n/a
Cash	375,118	—	—
Total assets	656,442	272,506	278,988
Capital lease obligations, net of current portion	3,079	5,405	6,952

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Items 1 and 2., “Business and Properties,” Item 1A., “Risk Factors,” and Item 8., “Financial Statements and Supplementary Data,” included in this report.
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including without limitation our disclosures below under the heading “Overview and Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction, or termination of Valero’s obligation under our commercial agreements and our services and secondment agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined products;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

•
state and federal environmental, economic, health and safety, energy, and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays, or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks, and refined petroleum products;

•	changes in the cost or availability of third-party vessels, pipelines, and other means of delivering and transporting crude oil, feedstocks, and refined products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Valero’s operations or the areas in which Valero markets its refined products;

•	seasonal variations in demand for refined petroleum products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Valero;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available; and

•	political developments.
Any one of these factors, or a combination of these factors, could materially affect our future results of operations and whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required by the securities laws to do so.
All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to publicly release any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
OVERVIEW
We are a fee-based, traditional master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, we completed our initial public offering of 17,250,000 common units at a price of $23.00 per unit, and received $396.8 million in gross proceeds from the sale of the units. After deducting underwriting fees, structuring fees, and other offering costs of $27.6 million, of which $3.2 million had not been paid as of December 31, 2013, our net proceeds from the offering were $369.2 million.
Our initial assets consist of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur, McKee and Memphis Refineries. The financial results of these assets for the periods prior to the date of the Offering (December 16, 2013) reflect the results of operations of our Predecessor, while the financial results for the period from December 16, 2013 through December 31, 2013 reflect the results of operations of the Partnership. At the date of the Offering, we entered into new commercial agreements with Valero, as more fully described in Note 3 of Notes to Consolidated Financial Statements. Under these commercial agreements, the historical storage capacity lease arrangements were replaced with terminaling throughput fees. In addition, we began charging a terminaling throughput fee for crude oil delivered to our Lucas terminal for which we had not historically charged a throughput fee. Because of these new agreements, our future results of operations may not be comparable to our historical results of operations.
For the period from December 16, 2013 through December 31, 2013, the Partnership reported net income attributable to partners of $2.0 million, limited partners’ interest in net income of $2.0 million ($0.03 per limited partner unit–basic and diluted, for both common and subordinated unitholders), distributable cash flow of $2.6 million, and total distribution declared of $2.2 million.

OUTLOOK
Because our revenues are generated from fee-based arrangements with Valero, the amount of revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. Due primarily to harsh winter weather conditions during the early part of 2014 and the impact of those conditions on Valero’s business, we currently expect Valero to throughput volumes below its minimum throughput commitments at certain of our terminals in the first quarter of 2014. However, we expect that Valero will ship volumes in excess of its minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its minimum throughput commitments at our terminals for the full year of 2014.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the periods prior to December 16, 2013 represent the combined results of operations of our Predecessor and the financial results from December 16, 2013 through December 31, 2013 represent our consolidated results of operations. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenues – related party	$94,529	$86,804	$73,136
Costs and expenses:
Operating expenses	24,751	26,249	26,373
General and administrative expenses	5,478	5,016	4,351
Depreciation expense	13,073	12,881	15,978
Total costs and expenses	43,302	44,146	46,702
Operating income	51,227	42,658	26,434
Other income, net	309	337	142
Interest expense	(198)	(307)	(429)
Income before income taxes	51,338	42,688	26,147
Income tax expense	1,187	403	311
Net income	50,151	$42,285	$25,836
Less: Net income attributable to Predecessor	48,110
Net income attributable to partners	2,041
Less: General partner’s interest in net income	41
Limited partners’ interest in net income	$2,000

Net income per limited partner unit (basic and diluted):
Common units	$0.03
Subordinated units	$0.03

Weighted average number of limited partner units outstanding (basic and diluted):
Common units – public	17,250
Common units – Valero	11,540
Subordinated units – Valero	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$57,864	$51,735	$37,474
Pipeline transportation throughput (BPD) (a)	589,970	520,180	414,128
Average pipeline transportation revenue per barrel (b)	$0.27	$0.27	$0.25

Terminaling:
Terminaling revenues	$18,478	$16,650	$17,512
Terminaling throughput (BPD)	144,820	121,416	128,788
Average terminaling revenue per barrel (b)	$0.35	$0.37	$0.37

Storage revenues (c)	$18,187	$18,419	$18,150

Total operating revenues – related party	$94,529	$86,804	$73,136

Capital expenditures:
Maintenance	$5,938	$3,914	$35,229
Expansion	7,893	3,736	825
Total capital expenditures	$13,831	$7,650	$36,054

Other financial information:
Quarterly distribution declared per unit (d)	$0.037	n/a	n/a

Distribution declared:
Limited partner units – public	$638	n/a	n/a
Limited partner units – Valero	1,492	n/a	n/a
General partner units – Valero	44	n/a	n/a
Total distribution declared	$2,174	n/a	n/a
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, these storage capacity lease agreements were replaced with terminaling fees.

(d)
The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.2125 per unit prorated for the period from the date of the Offering (December 16, 2013) to December 31, 2013.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Revenues increased $7.7 million, or 9 percent, in 2013 compared to 2012. The increase is due primarily to:

•
An increase of $3.3 million at our Lucas crude system primarily due to an increase in pipeline volumes. Pipeline volumes in 2013 increased by 13 percent compared to the volumes in 2012. The increase in volumes was due to increased crude oil throughput at Valero’s Port Arthur Refinery, resulting from refinery expansion projects and improved refinery operations. The increase is also attributable to our new commercial agreement with Valero, which now includes a terminal throughput fee at our Lucas crude system that generated $733 thousand of terminal revenue during the last 16 days of 2013.

•
An increase of $2.7 million primarily due to an increase in refined petroleum products volumes transported through our Port Arthur products system. Pipeline volumes in 2013 increased by 32 percent compared to the volumes in 2012. The increase in volumes was due to increased production at Valero’s Port Arthur Refinery, resulting from the new hydrocracker unit at the refinery, which was completed in December 2012, other refinery expansion projects, and improved refinery operations. The increase is also attributable to our new commercial agreement with Valero, which now includes a terminal throughput fee at our Port Arthur products system that generated $454 thousand of terminal revenue during the last 16 days of 2013.

•
An increase of $1.2 million due to an increase in refined petroleum products volumes transported through our Memphis products system due to increased production at Valero’s Memphis Refinery, resulting from improved refinery operations in 2013 compared to 2012.

Operating expenses decreased $1.5 million, or 6 percent, in 2013 compared to 2012. The decrease was due to higher maintenance expenses in 2012 in our Lucas and Collierville crude systems and our West Memphis terminal related to tank inspection, cleaning, and repair work for regulatory compliance purposes.
General and administrative expenses increased $462,000, or 9 percent, in 2013 compared to 2012 due to several factors, including higher costs following the Offering due to being a separate public company and higher costs for our Predecessor. Following the Offering, we incurred incremental costs of $123,000 related to the management fee charged to us by Valero and we incurred $99,000 in additional incremental costs of being a separate publicly traded partnership. Our Predecessor also recognized an increase in costs allocated by Valero of $240,000, which was primarily attributable to higher incentive compensation for Valero employees who provided general corporate services to our Predecessor through December 15, 2013.
Depreciation expense increased $192,000, or 1 percent, in 2013 compared to 2012 primarily due to the depreciation of new property and equipment placed in service during 2013.
Our income tax expense is associated with the Texas margin tax. In 2013, our effective tax rate increased to 2.3 percent compared to less than 1 percent in 2012. The increase was primarily due to deferred tax expense recorded in connection with the initial recognition of a deferred tax liability associated with a change in the law with respect to the Texas margin tax. Because this was a one-time item associated with a law change, we anticipate our effective tax rate to return to previous levels in future periods.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Revenues increased $13.7 million, or 19 percent, in 2012 compared to 2011. The increase was primarily attributable to an increase of $11.0 million resulting from an increase in the pipeline tariff and volumes for our Lucas pipeline and an increase of $2.0 million resulting from an increase in the pipeline tariff and volumes for our Port Arthur products system pipelines in 2012 compared to 2011. The increase in volumes on both the Lucas pipeline and Port Arthur product system pipelines was due to a 51-day turnaround at Valero’s Port Arthur Refinery during the first quarter of 2011 and improved refinery operations in 2012.

General and administrative expenses increased $665,000, or 15 percent, in 2012 compared to 2011. The increase was due to the allocation of additional general and administrative costs by Valero due to increased costs to manage our assets related to regulatory compliance and other matters.
Depreciation expense decreased $3.1 million, or 19 percent, in 2012 compared to 2011. The decrease was primarily attributable to additional depreciation expense recorded in 2011 resulting from the shortened useful life of several pipelines in our Lucas crude system that were replaced with the new Lucas pipeline in 2011. Depreciation was accelerated beginning in 2008 upon the decision to construct the Lucas pipeline, and the replaced pipelines were fully depreciated by the time the Lucas pipeline was placed in service in mid-2011.

CAPITAL RESOURCES AND LIQUIDITY
Historically, our sources of liquidity included cash generated from operations and funding from Valero, and we participated in Valero’s centralized cash management system. Our cash receipts were deposited in Valero’s or its affiliates’ bank accounts and all cash disbursements were made from those accounts. Because we maintained no bank accounts dedicated solely to our assets, our Predecessor financial statements reflect a zero cash balance.
In conjunction with the Offering, we established separate bank accounts, but Valero will continue to provide treasury services on our general partner’s behalf under our omnibus agreement. We expect our ongoing sources of liquidity to include the net proceeds from the Offering, cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.
We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to approximately $12.5 million per quarter, or $49.9 million per year in the aggregate, based on the number of common, subordinated, and general partner units outstanding as of December 31, 2013. We do not have a legal obligation to pay this distribution.
The table below summarizes the quarterly distribution paid related to our financial results for the period from the date of the Offering (December 16, 2013) to December 31, 2013:

Quarter Ended (a)	Distribution Per Unit (a)	Total Cash Distribution (in thousands)	Date of Distribution
December 31, 2013	$0.037	$2,174	February 12, 2014
___________
(a) The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.2125 per unit prorated for the period from the date of the Offering (December 16, 2013) to December 31, 2013.

Revolving Credit Facility
In connection with the Offering, we entered into a $300.0 million senior unsecured revolving credit facility that matures in December 2018. The facility includes sub-facilities for swingline loans and letters of credit. As of December 31, 2013, no amounts were outstanding under this facility. See Note 6 in Notes to Consolidated Financial Statements for a description of our revolving credit facility.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash flows provided by (used in):
Operating activities	$60,687	$54,980	$41,448
Investing activities	(13,831)	(7,650)	(36,054)
Financing activities	328,262	(47,330)	(5,394)
Increase in cash and cash equivalents	$375,118	$—	$—
Operating Activities
Our operations generated $60.7 million in cash in 2013 compared to $55.0 million in 2012. The improved cash flows from operating activities were due to higher net income and were driven primarily by an increase in our revenues and a reduction in maintenance costs. The increase in revenues was driven by higher crude oil and refined petroleum products volumes transported through most of our systems due to increased production at Valero’s Port Arthur and Memphis refineries as a result of refinery expansion projects and improved refinery operations. The reduction in maintenance costs was due to maintenance activities in 2012 in our Lucas and Collierville crude systems and our West Memphis terminal related to tank inspection, cleaning, and repair work for regulatory compliance purposes that did not reoccur in 2013.
Our operations generated $55.0 million in cash in 2012 compared to $41.4 million in 2011. The improved cash flows from operating activities resulted from an increase in our revenues. The increase in revenues was due to higher volumes transported through most of our systems and higher tariff rates.
Investing Activities
Our investing activities were solely related to capital expenditures of $13.8 million, $7.7 million, and $36.1 million in 2013, 2012, and 2011, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
We generated $328.3 million in cash from financing activities in 2013 primarily from the net cash proceeds of $372.4 million received from the sale of 17,250,000 of our common units to the public in connection with the Offering, which was offset by net transfers to Valero of $46.1 million. In 2012 and 2011, our financing activities consisted primarily of net transfers to Valero as a result of participating in Valero’s centralized cash management system.

Capital Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are expenditures to repair, refurbish, and replace pipelines and terminals; to maintain equipment reliability, integrity, and safety; and to address environmental laws and regulations. In contrast, expansion capital expenditures are those made to acquire additional assets to grow our business, to expand and upgrade our systems and facilities, and to construct or acquire new systems or facilities.
Our capital expenditures for the past three years were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Maintenance	$5,938	$3,914	$35,229
Expansion	7,893	3,736	825
Total capital expenditures	$13,831	$7,650	$36,054
Our capital expenditures in 2013 were primarily associated with the construction of :

•	our connection to the TransCanada pipeline at our Lucas crude system;

•	biodiesel blending system improvements at our Memphis truck rack; and

•	the installation of a concrete driveway at our Memphis truck rack.
Our capital expenditures in 2012 and 2011 were primarily directed toward the following activities during the two-year period:

•	construction of our Lucas pipeline, which was completed in 2011;

•	fabrication and installation of flow-through scraper traps on our PAPS to El Vista pipeline;

•	biodiesel blending system improvements at our Memphis truck rack; and

•	installation of metering equipment on our Port Arthur products system pipelines and a pipeline connection to Oiltanking’s Beaumont marine terminal.
We have forecasted capital expenditures of approximately $6.3 million for 2014. Included in our planned 2014 capital expenditures is spending to complete automation improvements to the loading and additive blending systems at our Memphis truck rack and upgrade of metering equipment on our Collierville crude pipeline.
We anticipate that these capital expenditures will be funded primarily from cash flows from operations and $3.5 million in prefunding from Valero for certain projects pursuant to our omnibus agreement. In the future, we expect to rely primarily upon external financing sources to fund any significant future capital expenditures, including borrowings under our revolving credit facility and the issuance of debt and equity securities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
A summary of our contractual obligations as of December 31, 2013 is shown in the table below (in thousands):

	2013	2014	2015	2016	2017	Total
Capital lease obligations	$1,414	$1,414	$963	$—	$—	$3,791
Operating lease obligations	345	345	37	36	37	800
Other long-term liabilities	—	—	—	443	201	644
Total	$1,759	$1,759	$1,000	$479	$238	$5,235
Capital Lease Obligations
Our capital lease agreements are described in Note 7 of Notes to Consolidated Financial Statements.
Operating Lease Obligations
We have long-term operating lease commitments for land used in the storage and transportation of crude oil and refined petroleum products. Operating lease obligations include all operating leases that have initial or remaining noncancelable terms in excess of one year.
Other Long-term Liabilities
Our other long-term liabilities are described in Note 5 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the table above, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2013.
Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by FERC under the ICA and EPAct. Our pipelines and terminal operations are also subject to safety regulations adopted by the DOT, as well as to state regulations. For more information on federal and state regulations affecting our business, please read Item 1., “Business-FERC and Common Carrier Regulations.”
Environmental Matters and Compliance Costs
We are subject to extensive federal, state, and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints.
Future expenditures may be required to comply with federal, state and local laws and regulations for our various sites, including our pipeline and terminal systems. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations, and liquidity. For a further description about future expenditures that may be required to comply with these requirements, please read Item 1., “Business—Environmental Matters.”
If these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services, our operating results will be adversely affected. We believe that substantially all of our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the age and location of its operating facilities.
We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed. For additional information, please read Note 5 of Notes to Consolidated Financial Statements.
NEW ACCOUNTING PRONOUNCEMENTS
As a company with less than $1 billion in revenues during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we have elected to opt out of the exemption that allows emerging growth companies to extend the transition period for complying with new or revised financial accounting standards. This election is irrevocable. As of December 31, 2013, there were no recently issued standards that will impact our financial statements in the future.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about our critical accounting policies that involve critical accounting estimates, and should be read in conjunction with Note 2 of Notes to Consolidated Financial Statements, which summarizes our significant accounting policies. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable.
Depreciation
We calculate depreciation expense on a straight-line basis over the estimated useful lives of the related property and equipment. Because of the expected long useful lives of the property and equipment, we depreciate our property and equipment over periods ranging from five years to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Assets acquired under capital leases are amortized on a straight-line basis over (i) the lease term if transfer of ownership does not occur at the end of the lease term or (ii) the estimated useful life of the asset if transfer of ownership occurs at the end of the lease term. Changes in the estimated useful lives of the property and equipment could have a material adverse effect on our results of operations.

Impairment of Assets
Long-lived assets, which include property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.
Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets; generally at a pipeline system or terminal level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future tariffs, volumes, operating costs, and capital project decisions, considering all available information at the date of review.
Asset Retirement Obligations
We have asset retirement obligations with respect to certain of our pipelines and terminals that we are required to perform under law or contract once the asset is retired from service, and we have recognized obligations to restore certain leased properties to substantially the same condition as when such property was delivered to us or to its improved condition as prescribed by the lease agreements. Estimating the future asset removal costs necessary for this accounting calculation is difficult. Most of these removal obligations are years in the future and the contracts often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. Asset removal technologies and costs, regulatory, and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, are also subject to change.
Environmental Matters
Accruals for environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies, without establishing a range of loss for these liabilities. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation, the timing of such remediation, and the determination of our obligation in proportion to other parties. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts, and potential improvements in remediation technologies. An estimate of the sensitivity to earnings for changes in those factors is not practicable due to the number of contingencies that must be assessed, the number of underlying assumptions, and the wide range of possible outcomes. Accrued environmental costs are described in Note 5 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices. Because we do not take ownership of or receive any payments based on the value of the crude oil or refined petroleum products that we handle and do not engage in the trading of any commodities, we have no direct exposure to commodity price fluctuations.
Our commercial agreements with Valero are indexed to inflation to mitigate our exposure to increases in the cost of labor and materials used in our business.
Any debt that we incur under our revolving credit facility will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. There were no borrowings or letters of credit outstanding under our revolving credit agreement as of December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC
We have audited the accompanying consolidated balance sheets of Valero Energy Partners LP and its subsidiaries (the Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Partners LP and its subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Antonio, Texas
March 7, 2014

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$375,118	$—
Receivables from related party	7,150	—
Prepaid expenses and other	276	268
Total current assets	382,544	268
Property and equipment, at cost	375,542	363,940
Accumulated depreciation	(103,358)	(91,702)
Property and equipment, net	272,184	272,238
Deferred charges and other assets, net	1,714	—
Total assets	$656,442	$272,506
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$1,048	$1,111
Accounts payable	8,289	—
Accrued liabilities	158	—
Taxes other than income taxes	734	—
Deferred revenue from related party	85	—
Total current liabilities	10,314	1,111
Capital lease obligations, net of current portion	3,079	5,405
Deferred income taxes	814	—
Other long-term liabilities	644	621
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,250,000 units issued and outstanding)	369,825	—
Common unitholder – Valero (11,539,989 units issued and outstanding)	75,998	—
Subordinated unitholder – Valero (28,789,989 units issued and outstanding)	189,601	—
General partner – Valero (1,175,102 units issued and outstanding)	6,167	—
Net investment	—	265,369
Total partners’ capital	641,591	265,369
Total liabilities and partners’ capital	$656,442	$272,506
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011
Operating revenues – related party	$94,529	$86,804	$73,136
Costs and expenses:
Operating expenses	24,751	26,249	26,373
General and administrative expenses	5,478	5,016	4,351
Depreciation expense	13,073	12,881	15,978
Total costs and expenses	43,302	44,146	46,702
Operating income	51,227	42,658	26,434
Other income, net	309	337	142
Interest expense	(198)	(307)	(429)
Income before income taxes	51,338	42,688	26,147
Income tax expense	1,187	403	311
Net income	50,151	$42,285	$25,836
Less: Net income attributable to Predecessor	48,110
Net income attributable to partners	2,041
Less: General partner’s interest in net income	41
Limited partners’ interest in net income	$2,000

Net income per limited partner unit (basic and diluted):
Common units	$0.03
Subordinated units	$0.03

Weighted-average limited partner units outstanding (basic and diluted):
Common units – public	17,250
Common units – Valero	11,540
Subordinated units – Valero	28,790

Cash distribution declared per unit	$0.037
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2010	$—	$—	$—	$—	$250,729	$250,729
Net income	—	—	—	—	25,836	25,836
Net transfers to Valero	—	—	—	—	(6,098)	(6,098)
Balance as of December 31, 2011	—	—	—	—	270,467	270,467
Net income	—	—	—	—	42,285	42,285
Net transfers to Valero	—	—	—	—	(47,383)	(47,383)
Balance as of December 31, 2012	—	—	—	—	265,369	265,369
Net income:
Attributable to Predecessor	—	—	—	—	48,110	48,110
Attributable to partners	599	401	1,000	41	—	2,041
Net transfers to Valero	—	—	—	—	(46,655)	(46,655)
Prefunding of capital projects by Valero	—	—	—	—	3,500	3,500
Allocation of net investment to unitholders	—	75,597	188,601	6,126	(270,324)	—
Proceeds from initial public offering, net of offering costs	369,226	—	—	—	—	369,226
Balance as of December 31, 2013	$369,825	$75,998	$189,601	$6,167	$—	$641,591
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$50,151	$42,285	$25,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,073	12,881	15,978
Amortization of debt issuance costs	13	—	—
Amortization of fair value adjustment related to capital leases	(417)	(436)	(436)
Deferred tax expense	814	—	—
Changes in current assets and current liabilities	(2,947)	250	70
Net cash provided by operating activities	60,687	54,980	41,448
Cash flows from investing activities:
Capital expenditures	(13,831)	(7,650)	(36,054)
Net cash used in investing activities	(13,831)	(7,650)	(36,054)
Cash flows from financing activities:
Repayments of capital lease obligations	(1,059)	(970)	(847)
Prefunding of capital projects by Valero	3,500	—	—
Proceeds from initial public offering, net of offering costs	372,449	—	—
Debt issuance costs	(572)	—	—
Net transfers to Valero	(46,056)	(46,360)	(4,547)
Net cash provided by (used in) financing activities	328,262	(47,330)	(5,394)
Net increase in cash and cash equivalents	375,118	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$375,118	$—	$—
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS, INITIAL PUBLIC OFFERING, AND BASIS OF PRESENTATION
Business
Valero Energy Partners LP is a Delaware limited partnership formed on July 24, 2013 by Valero Energy Partners GP LLC (the general partner) and Valero Terminaling and Distribution Company (a limited partner), each of which are indirect wholly owned subsidiaries of Valero Energy Corporation. On December 16, 2013, the Partnership completed its initial public offering (the Offering) of 17,250,000 common units (including 2,250,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interests. See “Initial Public Offering” below for further discussion. References in this report to the “Partnership,” “we,” “us,” or “our” used in the present tense or future tense (starting December 16, 2013) refers to Valero Energy Partners LP, one or more of its consolidated subsidiaries, or all of them taken as a whole. For periods prior to the Offering, these terms refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
After completion of the Offering, the Partnership includes the assets, liabilities, and results of operations of certain crude oil and refined petroleum products pipelines, terminals, and other logistics assets previously owned and operated by Valero (as described below and referred to as the Contributed Assets). Prior to the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to Valero Energy Partners LP Predecessor.
The Contributed Assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur, McKee and Memphis Refineries. Our Contributed Assets consist of the following:

•
Port Arthur Logistics System. The Port Arthur logistics system is a crude oil and refined petroleum products pipeline and terminal system that supports Valero’s Port Arthur Refinery in Port Arthur, Texas, and comprises the following:

◦	Lucas Crude System. The Lucas crude system is a significant delivery system of crude oil to Valero’s Port Arthur Refinery.

◦
Port Arthur Products System. This system, which is connected to third-party pipeline systems, serves as a significant distribution outlet for refined petroleum products at Valero’s Port Arthur Refinery.

•
McKee Products System. The McKee products system is a refined petroleum products pipeline and terminal system that supports Valero’s McKee Refinery in Sunray, Texas. The system connects Valero’s McKee Refinery to our refined petroleum products terminal in El Paso, Texas and on to Kinder Morgan’s SFPP system for marketing destinations in Arizona. We own a 33⅓ percent undivided interest in these assets.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Memphis Logistics System. The Memphis logistics system is a crude oil and refined petroleum products pipeline and terminal system that supports Valero’s Memphis Refinery in Memphis, Tennessee, and comprises the following:

◦	Collierville Crude System. The Collierville crude system is the primary source for delivery of crude oil to Valero’s Memphis Refinery.

◦
Memphis Products System. The Memphis products system is the primary distribution outlet for refined petroleum products produced at Valero’s Memphis Refinery and comprises the Shorthorn pipeline system, the Memphis Airport pipeline system, the West Memphis terminal, and the Memphis truck rack.

We generate revenues by providing fee-based transportation and terminaling services to Valero and, prior to the Offering, by leasing certain crude oil and refined petroleum products storage capacity to Valero.
Initial Public Offering
On December 10, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “VLP.” On December 16, 2013, the Partnership completed the Offering of 17,250,000 common units to the public at a price of $23.00 per unit, which included a 2,250,000 common unit over-allotment option that was fully exercised by the underwriters.
In exchange for the Contributed Assets, Valero received:

•	11,539,989 common units and 28,789,989 subordinated units, representing an aggregate 68.6 percent limited partner interest;

•	all of the incentive distribution rights; and

•	1,175,102 general partner units, representing a 2.0 percent general partner interest.
We received $396.8 million of gross proceeds from the sale of 17,250,000 common units to the public. After deducting underwriting discounts, structuring fees, and other offering costs of $27.6 million (of which $3.2 million had been paid by Valero on our behalf but had not yet been reimbursed by us as of December 31, 2013), our net proceeds from the Offering were $369.2 million. Subsequent to year end, we reimbursed Valero $3.2 million for these offering costs and $1.1 million for debt issuance costs that Valero had also paid on our behalf. We retained the net proceeds from the Offering for general partnership purposes, which may include potential acquisitions from Valero and third parties and potential organic expansion capital expenditures.
Basis of Presentation
For the periods prior to the Offering, these financial statements were derived from the consolidated financial statements and accounting records of Valero. These financial statements reflect the combined historical financial position, results of operations, and cash flows of the Contributed Assets as if such businesses had been combined for periods prior to the Offering. There were no transactions among the operations of the Contributed Assets; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of these operations. The assets and liabilities in these financial statements

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have been reflected on a historical basis as immediately prior to the Offering all of the assets and liabilities presented were wholly owned by Valero and were transferred within the Valero consolidated group.
Subsequent to the Offering, our financial position, results of operations, and cash flows consist of consolidated Valero Energy Partners LP activities and balances. Intercompany balances and transactions have been eliminated in consolidation.
The consolidated statements of income for periods prior to the Offering include direct charges for the management and operation of our logistics assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses.
Valero uses a centralized approach to the cash management and financing of its operations. Prior to the Offering, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us for any of the years presented prior to the Offering. We reflected transfers of cash to and from Valero’s cash management system as a component of net investment on our balance sheets. These net transfers of cash were reflected as a financing activity in our statements of cash flows. We also did not include any interest income on the net cash transfers to Valero. In conjunction with the Offering, we established separate bank accounts and no longer participate in Valero’s centralized cash management system.
We have evaluated events that occurred after December 31, 2013 through the filing of this Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in these financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts previously reported in our audited financial statements included in our Registration Statement on Form S-1, which became effective on December 10, 2013, have been reclassified to conform to the 2013 presentation.
Principles of Consolidation
These financial statements and related notes for the period from the date of the Offering (December 16, 2013) include the accounts of Valero Energy Partners LP and its subsidiaries. All intercompany accounts and transactions have been eliminated.
As an entity under common control with Valero, we recorded the Contributed Assets on our balance sheet concurrently with the completion of the Offering at Valero’s historical basis rather than fair value. Additionally, the accompanying financial statements and related notes for periods presented through December 15, 2013 present the combined financial position, results of operations, net investment, and cash flows of our Predecessor at Valero’s historical basis.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Cash and Cash Equivalents
Our cash equivalents are highly liquid investments that have a maturity of three months or less when acquired.
Receivables from Related Party
All of our receivables from related party are due from Valero and include trade receivables and nontrade receivables, net of payables to Valero for services under various agreements as more fully described in Note 3. Under these various agreements with Valero, we have the right to offset payables due to Valero against receivables from Valero.
Property and Equipment
The cost of property and equipment purchased or constructed, including betterments of property assets, is capitalized. However, the cost of repairs and normal maintenance of property and equipment is expensed when incurred. Betterments of property and equipment are those that extend the useful lives of the property and equipment or improve the safety of our operations. The cost of property and equipment constructed includes certain overhead costs allocable to the construction activities. Property and equipment also includes our 33⅓ percent undivided interest in certain assets.
When property and equipment are retired or replaced, the cost and related accumulated depreciation are eliminated, with any gain or loss reflected in depreciation expense, unless such amounts are reported separately due to materiality.
Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Assets acquired under capital leases are amortized on a straight-line basis over (i) the lease term if transfer of ownership does not occur at the end of the lease term or (ii) the estimated useful life of the asset if transfer of ownership occurs at the end of the lease term.
Impairment of Assets
Long-lived assets, which include property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligations
We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed, or leased. We record the liability when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value.
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Amounts recorded for environmental liabilities have not been reduced by possible recoveries from third parties and have not been measured on a discounted basis.
Net Income per Limited Partner Unit
We compute net income per unit using the two-class method because we have more than one class of participating security. Our participating securities include the limited partner common and subordinated units, the general partner’s interest and the incentive distribution rights (IDRs). Net income per unit applicable to limited partner units (both common and subordinated) is computed by dividing the respective limited partners’ interest in net income, after deducting the general partner’s interest and IDR distributions, by the weighted-average number of common and subordinated units outstanding for the period.
Net Investment
Net investment represents Valero’s historical investment in our Predecessor, its accumulated net earnings after taxes, and the net effect of transactions and allocations between our Predecessor and Valero. There were no terms of settlement or interest charges associated with the net investment balance.
Comprehensive Income
We have not reported comprehensive income due to the absence of items of other comprehensive income in the years presented.
Segment Reporting
Our operations consist of one reportable segment and all of our operations are conducted and assets are located in the U.S.
Revenue Recognition
Revenues are recognized for the transportation of crude oil and refined petroleum products upon delivery of actual volumes transported at contractual tariff rates. Revenues are recognized for terminaling crude oil and refined petroleum products as terminaling services are performed based on contractual rates. In conjunction with the Offering, we entered into commercial agreements with Valero (as further described in Note 3), which contain minimum volume commitment requirements. Under these agreements, if Valero fails

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to transport its minimum throughput volumes during any quarter, then Valero will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Valero may apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline and terminal systems in excess of its minimum volume commitment during the following four quarters under the terms of the applicable commercial agreement. The deficiency payments are initially recorded as deferred revenue from related party. We recognize revenues for the deficiency payments at the earlier of when credits are used for volumes transported in excess of minimum volume commitments or upon the expiration of the applicable four-quarter period. The use or expiration of the credits is a reduction to deferred revenue from related party.
Prior to the Offering, our Predecessor recognized revenues under various operating leases with Valero for crude oil and refined petroleum products storage capacity. In connection with the commercial agreements discussed above, we no longer lease storage capacity to Valero, but we provide crude oil and refined petroleum products terminaling services to Valero at these locations with revenues based on contractual rates and throughput volumes.
Income Taxes
Prior to the Offering, our Predecessor’s taxable income was included in the consolidated U.S. federal income tax returns of Valero and in certain consolidated state income tax returns. Following the Offering, our operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income. Therefore, we have excluded income taxes from these financial statements, except for state taxes that apply to partnerships, specifically the margin tax in Texas.
Income taxes are accounted for under the asset and liability method, as if we were a separate taxpayer rather than a member of Valero’s consolidated tax return. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.
We classify any interest expense and penalties related to the underpayment of income taxes in income tax expense.
Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations, the fair values of which approximate their carrying amounts.

3.	RELATED-PARTY AGREEMENTS AND TRANSACTIONS
Predecessor Transactions
Our Predecessor was part of the consolidated operations of Valero and all of our revenues were derived from transactions with Valero. The crude oil and refined petroleum products pipeline transportation and terminaling services we provided to Valero were settled through net parent investment, and payables and receivables related to these transactions were included as a component of net investment.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our operating and general and administrative expenses historically included charges for the management of our operations and the allocation of certain overhead and shared services expenses by Valero. These charges and allocations included such items as management oversight, information technology, legal, human resources, and other financial and administrative services. These allocations do not fully reflect the expenses that would have been incurred had we been a stand-alone company for periods prior to the Offering. Our management believes the charges allocated to our Predecessor prior to the Offering were a reasonable reflection of the utilization of services provided and cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not have existed.
Agreements Effective with the Offering
The following agreements became effective on December 16, 2013, the date the Offering was completed.
Commercial Agreements
Under our master transportation services agreement and master terminal services agreements with Valero, we provide transportation and terminaling services to Valero and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These agreements have initial terms through December 16, 2023 and, with the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreements with respect to each asset for one additional five-year term.
Omnibus Agreement
Our omnibus agreement with Valero, certain of its subsidiaries, and our general partner addresses the following matters:

•
our payment of an annual administrative fee, initially in the amount of $7.9 million (payable in equal monthly installments) for the management of our operations and general corporate services by Valero;

•	our obligation to reimburse Valero for certain direct or allocated costs and expenses incurred by Valero on our behalf;

•	our right of first offer to acquire certain of Valero’s transportation and logistics assets for a period of five years after the closing of the Offering;

•
Valero’s obligation to indemnify us for certain environmental and other liabilities and our obligation to indemnify Valero for certain environmental and other liabilities related to our assets to the extent Valero is not required to indemnify us;

•	Valero’s right of first refusal to acquire certain of our assets;

•	the granting of a license from Valero to us with respect to use of certain Valero trademarks and tradenames; and

•	the prefunding of $3.5 million by Valero for certain capital projects.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

So long as Valero controls our general partner, the omnibus agreement will remain in full force and effect. If Valero ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Services and Secondment Agreement
Under our services and secondment agreement with Valero, employees of Valero are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner.
This agreement has an initial term through December 16, 2023 and will automatically extend for successive renewal terms of one year each, unless terminated by either party upon at least 30 days’ prior written notice before the end of the initial term or any renewal term. In addition, our general partner may terminate the agreement or reduce the level of services under the agreement at any time upon 30 days’ prior written notice.
Tax Sharing Agreement
Under our tax sharing agreement with Valero, we are required to reimburse Valero for our share of state and local income and other taxes incurred by Valero as a result of our tax items and attributes being included in a combined or consolidated state tax return filed by Valero with respect to taxable periods including or beginning on the closing date of the Offering. The amount of any such reimbursement will be limited to any entity-level tax that we would have paid directly had we not been included in a combined group with Valero. While Valero may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax, we are nevertheless required to reimburse Valero for the tax we would have owed had the attributes not been available or used for our benefit, even though Valero had no cash expense for that period.
Ground Lease Agreement
We entered into a ground lease agreement with Valero under which we will lease the land on which our Memphis truck rack is located. The term of the ground lease agreement is through November 30, 2023, with no renewal periods. Initially, our base rent under the lease is $35,007 per year. Commencing on January 1, 2016 and on January 1st of each year thereafter, base rent will increase by 1.015 percent. We are also required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises.
Summary of Transactions
Receivables from related party consist of the following (in thousands):

December 31,
2013
Trade receivables – related party	$4,196
Due from related party	2,954
Receivables from related party	$7,150

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenue from related party of $85,000 represents the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements described above (prorated for the period from December 16, 2013, the date the commercial agreements with Valero became effective, through December 31, 2013).
The following table reflects significant transactions with Valero (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating revenues – related party	$94,529	$86,804	$73,136
Operating expenses	5,994	5,353	4,931
General and administrative expenses	5,397	5,016	4,351
In conjunction with the Offering, we purchased insurance coverage from Valero’s captive insurance company for property liability, general liability, director and officers liability, and various other insurance liabilities. This insurance expense was included in operating expenses and general and administrative expenses based on the type of coverage provided.
Prior to the Offering, we leased certain crude oil and refined petroleum products storage capacity to Valero under operating leases; these leases did not contain escalating rates. The lease revenues totaled $18.2 million, $18.4 million, and $18.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Concurrent with the closing of the Offering and as described above, we entered into commercial agreements with Valero under which we no longer lease storage capacity to Valero, but we provide crude oil and refined petroleum products terminaling services to Valero at these locations with revenues based on contractual rates and throughput volumes.
Net Investment
The following is a reconciliation of the amounts presented as net transfers to Valero on our statements of partners’ capital and statements of cash flows (in thousands).

	Year Ended December 31,
	2013	2012	2011
Net transfers to Valero per statements of partners’ capital	$(46,655)	$(47,383)	$(6,098)
Less: Noncash transfers to Valero	(599)	(1,023)	(1,551)
Net transfers to Valero per statements of cash flows	$(46,056)	$(46,360)	$(4,547)

Noncash transfers primarily represent the change in amounts accrued for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid and transfers from (to) Valero for property and equipment, net.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration Risk
Our revenues were derived solely from Valero and all of our receivables as of December 31, 2013 were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.

4.	PROPERTY AND EQUIPMENT
Major classes of property and equipment, which include capital lease assets, consisted of the following (in thousands):

	December 31,
	2013	2012
Pipelines and related assets	$243,174	$243,764
Terminals and related assets	111,740	107,588
Other	6,247	5,398
Land	3,088	3,832
Construction-in-progress	11,293	3,358
Property and equipment, at cost	375,542	363,940
Accumulated depreciation	(103,358)	(91,702)
Property and equipment, net	$272,184	$272,238
The decrease in land of $744,000 during the year ended December 31, 2013 was due to a portion of land adjacent to the Lucas crude terminal that was contributed by us back to Valero prior to the Offering.
We had certain pipelines recorded under capital leases that totaled $14.9 million and $15.8 million as of December 31, 2013 and 2012, respectively. Accumulated amortization on these assets under capital leases was $11.9 million and $10.5 million as of December 31, 2013 and 2012, respectively. See Note 7 for a description of future minimum rentals.

5.	OTHER LONG-TERM LIABILITIES
Asset Retirement Obligations
We have asset retirement obligations with respect to certain of our pipelines and terminals that we are required to perform under law or contract once the asset is retired from service, and we have recognized obligations to restore certain leased properties to substantially the same condition as when such property was delivered to us or to its improved condition as prescribed by the lease agreements. With respect to all other property and equipment, it is our practice and current intent to maintain these assets and continue to make improvements to these assets as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these assets as of December 31, 2013 and 2012. We will recognize a liability at such time when sufficient information exists to estimate a range of potential settlement dates that is needed to employ a present value technique to estimate fair value.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in our asset retirement obligations were as follows (in thousands):

	December 31,
	2013	2012	2011
Balance as of beginning of year	$536	$514	$429
Additions to accrual	—	—	67
Accretion expense	23	22	18
Balance as of end of year	$559	$536	$514

We do not expect any short-term spending and, as a result, there is no current liability reported for asset retirement obligations as of December 31, 2013 and 2012. Accretion expense is reflected in depreciation expense.
There are no assets that are legally restricted for purposes of settling our asset retirement obligations.
Accrued Environmental Costs
We had accrued environmental costs of $85,000 as of December 31, 2013 and 2012 related to oversight costs for the cleanup at a terminal location, which is indemnified by Valero.

6.	DEBT AND CAPITAL LEASE OBLIGATIONS
Revolving Credit Facility
On November 14, 2013, we entered into a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders. We have the option to increase the aggregate commitments under the Revolver to $500.0 million, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. The Revolver matures in December 2018 and we may request two additional one-year extensions, subject to certain conditions. The Revolver includes sub-facilities for swingline loans and letters of credit. Our obligations under the Revolver will be jointly and severally guaranteed by all of our directly owned material subsidiaries. As of December 31, 2013, the only guarantor under the Revolver was our wholly owned subsidiary, Valero Partners Operating Co. LLC.
Outstanding borrowings under the Revolver bear interest, at our option, at either (a) the adjusted LIBO rate (as described in the Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as described in the Revolver) plus the applicable margin. The Revolver also provides for customary fees, including administrative agent fees, participation fees, and commitment fees. The Revolver contains certain restrictive covenants, including a covenant that requires us to maintain a ratio of total debt to EBITDA (as described in the Revolver) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). The Revolver contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for an agreement of this type that could, among other things, limit our ability to pay distributions to our unitholders.
As of December 31, 2013, we had no borrowings and no letters of credit outstanding under the Revolver.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations
We have certain pipeline assets under capital lease agreements as described in Note 4. These capital lease agreements have remaining terms that expire during 2016 and have automatic renewal terms for 30 years with renewal rentals adjusted for inflation. As of December 31, 2013, our future minimum rentals for our capital leases were as follows (in thousands):

2014	$1,414
2015	1,414
2016	963
Total minimum rental payments	3,791
Less interest expense	(631)
Unamortized fair value adjustment	967
Capital lease obligations	$4,127
In September 2013, the future minimum rentals under capital leases were reduced by a total of $913,000 due to a lease modification that reduced our remaining future lease payments.
The unamortized fair value adjustment is the remaining balance as of December 31, 2013 of a fair value adjustment recorded in connection with capital leases acquired by our Predecessor as part of a business acquisition in September 2005.

7.	COMMITMENTS AND CONTINGENCIES
Operating Leases
We have long-term operating lease commitments for land used in the terminaling and transportation of crude oil and refined petroleum products. Certain leases contain escalation clauses and renewal options that allow for the same rental payment over the lease term or a revised rental payment based on fair rental value or negotiated value. Currently, our ground lease with Valero does not contain a renewal option. We expect that, in the normal course of business, our leases will be renewed or replaced by other leases.
As of December 31, 2013, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

2014	$345
2015	345
2016	37
2017	36
2018	37
Thereafter	616
Total minimum rental payments	$1,416
Rental expense for all operating leases was $382,000, $308,000, and $306,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation Matters
From time to time, we are party to claims and legal proceedings arising in the ordinary course of business. We also may be required by existing laws and regulations to report the release of hazardous substances and begin a remediation study. We have not recorded a loss contingency liability as there are no matters for which we have determined that a loss has been incurred. We re-evaluate and update our loss contingency liabilities as matters progress over time, and we believe that any changes to the recorded liabilities will not be material to our financial position, results of operations, or liquidity.

8.	NET INCOME PER LIMITED PARTNER UNIT
Net income per limited partner unit is calculated only for the period subsequent to the Offering as no units were outstanding prior to the Offering. Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2013. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit.
On January 20, 2014, the board of directors of our general partner declared our prorated initial quarterly cash distribution of $0.037 per unit, or $2.2 million, for the period from December 16, 2013 through December 31, 2013, the period subsequent to the Offering. The initial quarterly cash distribution was calculated as the minimum quarterly distribution of $0.2125 per unit prorated for the portion of the quarter subsequent to the Offering. The prorated initial quarterly cash distribution of $0.037 per unit was paid on February 12, 2014 to unitholders of record on January 31, 2014. No distributions pursuant to IDRs were paid to our general partner for the portion of the quarter subsequent to the Offering.
The following table shows the calculation of earnings in excess of (less than) distributions (in thousands).

December 16, 2013 through December 31, 2013
Net income attributable to partners	$2,041
Less:
Limited partners’ distribution declared on common units – public	638
Limited partner’s distribution declared on common units – Valero	427
Limited partner’s distribution declared on subordinated units – Valero	1,065
General partner’s distribution declared (a)	44
Earnings less than distributions	$(133)
___________
(a) Actual distribution to our general partner was $43,479, which differs from the table above due to rounding impacts.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit for the period from the date of the Offering (December 16, 2013) to December 31, 2013 was computed as follows (in thousands, except per unit amounts):

	Limited Partner Common Units – Public	Limited Partner Common Units – Valero	Limited Partner Subordinated Units – Valero	General Partner	Total
Net income attributable to partners:
Distribution declared (a)	$638	$427	$1,065	$44	$2,174
Earnings less than distributions	(39)	(26)	(65)	(3)	(133)
Net income attributable to partners	$599	$401	$1,000	$41	$2,041

Weighted-average units outstanding:
Basic and diluted	17,250	11,540	28,790	1,175	58,755

Net income per limited partner unit:
Basic and diluted	$0.03	$0.03	$0.03
___________
(a) Actual distribution to our general partner was $43,479, which differs from the table above due to rounding impacts.

9.	INCOME TAXES
Components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current U.S. state	$373	$403	$311
Deferred U.S. state	814	—	—
Income tax expense	$1,187	$403	$311
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, specifically in the state of Texas. The difference between income tax expense recorded by us and income taxes computed by applying the statutory federal income tax rate (35 percent for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax as described above.
Deferred income tax liabilities relate to the tax effects of significant temporary differences in property and equipment resulting from a change in the Texas margin tax law during the second quarter of 2013. This change in the tax law allows certain pipeline entities to take a depreciation deduction for purposes of computing the Texas margin tax.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013 and 2012, we had no liability reported for unrecognized tax benefits. We did not have any interest or penalties related to income taxes during the years ended December 31, 2013, 2012, and 2011.

10.	EMPLOYEE BENEFIT PLANS
Employees of Valero who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Valero. Prior to the Offering, costs associated with these benefit plans were included in the costs allocated to our Predecessor from Valero. Subsequent to the Offering, Valero charges us for these costs associated with its employees who provide direct services to us for the operation of our pipeline and terminal systems under our services and secondment agreement, but we are not separately charged for these costs associated with Valero’s employees who provide indirect support to us for the management of our operations and general corporate services under our omnibus agreement, as we pay an annual fee to Valero under that agreement.
Our share of pension and postretirement costs and defined contribution plan costs was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Pension and postretirement costs	$661	$599	$469
Defined contribution plan costs	245	263	270

11.	STOCK-BASED COMPENSATION
Prior to the Offering, we did not have any stock compensation plans. Eligible Valero employees that supported our Predecessor’s operations participated in Valero’s 2011 Omnibus Stock Incentive Plan (the OSIP), which authorizes the grant of various stock and stock-based awards. Awards available under the OSIP included options to purchase shares of common stock of Valero, performance awards that vest upon the achievement of an objective performance goal, stock appreciation rights, and restricted stock that vests over a period determined by Valero’s compensation committee. Prior to the approval of the OSIP by Valero’s stockholders, most of the equity awards granted to Valero’s employees were made under Valero’s 2005 Omnibus Stock Incentive Plan. Certain employees of Valero who directly or indirectly support our operations are granted these types of awards. Prior to the Offering, stock-based compensation costs were included in the costs allocated to our Predecessor from Valero. Subsequent to the Offering, Valero charges us for these costs associated with its employees who provide direct services to us for the operation of our pipeline and terminal systems under our services and secondment agreement, but we are not separately charged for these costs associated with Valero’s employees who provide indirect support to us for the management of our operations and general corporate services under our omnibus agreement, as we pay an annual fee to Valero under that agreement.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our share of stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation costs	$105	$103	$64
In connection with the closing of the Offering, the board of directors of our general partner adopted the Valero Energy Partners LP 2013 Incentive Compensation Plan (the Plan) for officers, directors, and employees of our general partner and its affiliates. The Plan allows the grant of restricted units, phantom units, distribution equivalent rights (DERs), unit options, unit appreciation rights, profits interest units, and other unit-based awards. The Plan limits the number of common units that may be granted under the Plan to 3,000,000 common units. As of December 31, 2013, no awards had been granted under the Plan.
On January 20, 2014, the board of directors of our general partner authorized a grant of 1,736 restricted units to each of its three independent directors for a total of 5,208 restricted units, in tandem with an equal number of DERs. The restricted units are scheduled to vest on January 20, 2017, subject to the terms of the Plan, at which time, each participant will be entitled to receive an equal number of unrestricted common units of the Partnership. The DERs will be paid to the participants in cash as of each record payment date during the period the restricted units are outstanding.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Decrease (increase) in current assets:
Receivables from related party	$(6,318)	$—	$—
Prepaid expenses and other	(9)	250	70
Increase (decrease) in current liabilities:
Accounts payable	2,403	—	—
Accrued liabilities	158	—	—
Taxes other than income taxes	734	—	—
Deferred revenue from related party	85	—	—
Changes in current assets and current liabilities	$(2,947)	$250	$70
The above changes in current assets and current liabilities exclude amounts accrued for capital expenditures which are reflected in investing activities when such amounts are paid.

Noncash activities for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Receivables from related party:
Debt issuance costs owed to related party	$1,071	$—	$—
Offering costs owed to related party	3,223	—	—
Amounts due from related party	(5,126)	—	—
Transfer (from) to Valero for:
Indemnification of environmental costs	(85)	—	—
Property and equipment, net	684	—	(1,165)
Change in accrued capital expenditures	—	1,023	2,716
Capital expenditures included in accounts payable	(761)	—	—
Increase in property and equipment and asset retirement obligation	—	—	67
Reduction to property and equipment, net due to capital lease obligation modification	913	—	—

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest paid	$602	$743	$865
Income taxes paid	373	403	311

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per unit amounts). The information includes the results of operations of our Predecessor from January 1, 2012 through December 15, 2013 and of Valero Energy Partners LP for the period beginning December 16, 2013, the date the Offering was completed, through December 31, 2013. Net income per unit is only calculated after the Offering, as no units were outstanding prior to December 16, 2013.

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues – related party	$23,478	$22,865	$23,600	$24,586
Operating income	14,656	12,973	11,997	11,601
Net income	14,520	11,613	11,924	12,094
Net income attributable to partners	n/a	n/a	n/a	2,041
Limited partners’ interest in net income	n/a	n/a	n/a	2,000
Net income per limited partner unit (basic and diluted):
Common units	n/a	n/a	n/a	0.03
Subordinated units	n/a	n/a	n/a	0.03
Cash distribution declared per unit	n/a	n/a	n/a	0.037

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues – related party	$19,953	$20,457	$22,526	$23,868
Operating income	9,384	7,620	11,836	13,818
Net income	9,310	7,468	11,681	13,826

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for new public companies.
(b) Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to a transition period established by rules of the SEC for new public companies. Section 103 of the Jumpstart Our Business Startups Act of 2012 provides that an emerging growth company (EGC) is not required to provide an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act for as long as we qualify as an EGC. We are an EGC, and therefore we are not required to include an attestation report of our registered public accounting firm on our internal control over financial reporting in this report.
(c) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Valero Energy Partners LP
General
We are managed by the directors and executive officers of our general partner, Valero Energy Partners GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Valero indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
Neither we nor our subsidiaries have any employees. Our general partner is responsible for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner.
Directors and Executive Officers of Valero Energy Partners GP LLC
Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. The directors and executive officers of our general partner are listed below.

Name	Age *	Position with Valero Energy Partners GP LLC
William R. Klesse	67	Chairman of the Board
Joseph W. Gorder	56	Director and Chief Executive Officer
Richard F. Lashway	50	Director, President and Chief Operating Officer
Donna M. Titzman	50	Director, Senior Vice President, Chief Financial Officer and Treasurer
Jay D. Browning	55	Senior Vice President and General Counsel
Robert S. Beadle	64	Director
Timothy J. Fretthold	64	Director
Randall J. Larson	56	Director
* as of December 31, 2013
William R. Klesse. Mr. Klesse was appointed Chairman of the Board of Directors of our general partner in September 2013. Mr. Klesse has 45 years of service with Valero, including with Ultramar Diamond Shamrock Corporation (UDS), and serves as Valero’s Chairman of the Board and Chief Executive Officer. He was elected Chairman of Valero in January 2007, and served as President of Valero from January 2008 to November 2012. He has been Valero’s Chief Executive Officer since the end of 2005. He previously served as Valero’s Executive Vice President and Chief Operating Officer from 2003 through 2005, and as Executive Vice President-Refining and Commercial Operations since Valero’s acquisition of UDS in 2001. Mr. Klesse’s pertinent experience, qualifications, attributes, and skills include his experience in virtually every aspect of the refining industry during his career, and the knowledge and experience he has attained through his service on Valero’s Board since 2005 (and as its Chairman since 2007). Mr. Klesse has also served as a director of Occidental Petroleum Corporation since October 2013.
Joseph W. Gorder. Mr. Gorder was appointed Director and Chief Executive Officer of our general partner in September 2013. Mr. Gorder has 26 years of service with Valero, including with UDS, and serves as director, President and Chief Operating Officer of Valero, responsible for refining operations and commercial operations in marketing, supply and transportation. He formerly led Valero’s European operations from its London office. Mr. Gorder also has served as Valero’s Executive Vice President-Marketing and Supply following his tenure as Senior Vice President for Corporate Development and Strategic Planning. Prior to that, he held several positions with Valero and UDS with responsibilities for corporate development and marketing. We believe that Mr. Gorder is a suitable member of the board of directors because of his extensive industry experience, particularly his experience in overseeing transportation and logistics assets during his tenure at Valero.
Richard F. Lashway. Mr. Lashway was appointed Director, President and Chief Operating Officer of our general partner in September 2013. Mr. Lashway has 16 years of service with Valero, including with UDS, and serves as Senior Vice President of Commercial Development and Logistics Operations for the Valero family of companies where he is responsible for developing and managing logistics projects. Throughout his career with Valero and UDS, Mr. Lashway has held critical leadership positions in the commercial and corporate development groups and has been an integral part of key transportation and logistics projects, including the initial public offering of Shamrock Logistics L.P., the predecessor to NuStar Energy L.P., and its acquisition of Kaneb Pipe Line Partners L.P. We believe that Mr. Lashway is a suitable member of the board of directors because of his extensive operational experience with transportation and logistics assets including his executive oversight and leadership of these assets at Valero.
Donna M. Titzman. Ms. Titzman was appointed Director, Senior Vice President, Chief Financial Officer and Treasurer of our general partner in September 2013. Ms. Titzman has 27 years of service with Valero and serves as Senior Vice President and Treasurer of Valero where she has responsibility for the company’s banking, cash management, customer credit and investment management. Ms. Titzman joined Valero in 1986 and held various leadership positions before being appointed Vice President and Treasurer in 1999. Ms. Titzman is a Certified Public Accountant. We believe that Ms. Titzman is a suitable member of the board of directors because of her extensive industry experience and the knowledge of industry financial practices she has gained as Treasurer of Valero.
Jay D. Browning. Mr. Browning was appointed Senior Vice President and General Counsel of our general partner in September 2013. Mr. Browning has 20 years of service with Valero. He was elected Senior Vice President and General Counsel of Valero in November 2012, and is responsible for Valero’s legal department and corporate governance. He previously served as Senior Vice President-Corporate Law and Secretary from 2006 to 2012. Mr. Browning was elected Vice President of Valero in 2002, and was first elected as Valero’s Secretary in 1997.
Robert S. Beadle. Mr. Beadle became a member of the board of directors of our general partner on December 19, 2013. Mr. Beadle retired from Valero in 2006 as a Senior Vice President in charge of crude oil and feedstock supply and trading. He joined Diamond Shamrock Corporation in 1976, and served in various sales, marketing and business management positions, as well as in strategic planning and development. In 1987, he was elected Vice President of Diamond Shamrock Inc., and held other executive responsibilities there and at successor companies. He joined Valero effective December 31, 2001, with its acquisition of UDS. We believe that Mr. Beadle is a suitable member of the board of directors because of his extensive knowledge, experience, and management skills in the refining and related logistics businesses.

Timothy J. Fretthold. Mr. Fretthold became a member of the board of directors of our general partner on December 19, 2013. He previously served as Executive Vice President/Chief Administrative & Legal Officer of UDS from 1997 until December 31, 2001, when Valero acquired UDS. He had served as Senior Vice President/Group Executive & General Counsel of Diamond Shamrock Inc., from 1987 to 1996. We believe that Mr. Fretthold is a suitable member of the board of directors because of his extensive knowledge, experience, and management skills in the refining and related logistics businesses.
Randall J. Larson. Mr. Larson became a member of the board of directors of our general partner on December 10, 2013. Mr. Larson has been a director of the general partner of MarkWest Energy Partners, L.P. since July 2011 and is the chair of its audit committee. Mr. Larson has also served as a director of the general partner of Oiltanking Partners, L.P. from August 2011 to February 2014, formerly chairing its audit committee and serving as a member of its conflicts committee. Mr. Larson also previously served as Chief Executive Officer of the general partner of TransMontaigne Partners L.P. from September 2006 until August 2009, and as its Chief Financial Officer from January 2003 until September 2006, and served as its Controller from May 2002 to January 2003. From July 1994 to May 2002, Mr. Larson was a partner with KPMG LLP in its Silicon Valley and National (New York City) offices. From July 1992 to July 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. We believe that Mr. Larson is a suitable member of the board of directors because of his extensive expertise in financial, accounting and governance matters relating to master limited partnerships.
Director Independence
Our common units are traded on the NYSE. Because we are a limited partnership, we rely on an exemption from the provisions of Section 303A.01 of the NYSE Listed Company Manual which would otherwise require the board of directors of our general partner to be composed of a majority of independent directors. In addition, we are not required to establish either a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within twelve months of the date our common units were first traded on the NYSE, and all of our audit committee members are required to meet the independence and experience tests established by the NYSE and the Exchange Act. Our board has determined that Messrs. Robert S. Beadle, Timothy J. Fretthold, and Randall J. Larson, are independent under the independence standards of the NYSE.
Committees of the Board of Directors
The board of directors of our general partner has an audit committee and a conflicts committee, and may have such other committees as the board of directors may determine from time to time. The audit committee and the conflicts committee are composed entirely of independent directors.
Audit Committee
Messrs. Larson, Beadle, and Fretthold are members of our audit committee, and Mr. Larson serves as chairman of the committee. Based on the attributes, education, and experience requirements set forth in the rules of the SEC, the board of directors of our general partner has determined that Mr. Larson is an “audit committee financial expert” (as defined by the SEC). Each of the members of the audit committee is independent as independence is defined in the Exchange Act, as well as the general independence requirements of the NYSE.
Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, and approve all auditing services and related fees and the terms thereof.

Our audit committee has a written charter adopted by the board of directors of our general partner, which is available on our website at www.valeroenergypartners.com (by selecting “About,” “Governance” and “Audit Committee charter”).
Conflicts Committee
Messrs. Fretthold, Beadle, and Larson are members of our conflicts committee, and Mr. Fretthold serves as chairman of the committee. The conflicts committee, upon request by our general partner, determines the resolution of certain transactions which may be deemed conflicts of interest. Our partnership agreement does not require that our board of directors seek approval from the conflicts committee to determine the resolution of any conflict of interest between us and Valero or any other person. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the partnership, and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors.
Lead Director and Meetings of Non-Management Directors
The board of directors of our general partner has appointed Robert S. Beadle to preside at executive sessions of the non-management and independent directors of our Board. The Lead Director, working with the committee chairs, sets agendas and leads the discussion of regular meetings of directors outside the presence of management, provides feedback regarding these meetings to the Chairman of the Board, and otherwise serves as liaison between the independent directors and the Chairman. At least annually, all of the independent directors of our general partner meet in executive session without management participation or participation by non-independent directors.
Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2013.
Communications with the Board of Directors of Our General Partner
Unitholders or other interested parties may communicate with our board of directors, our independent directors, any board committee, or the Chairman of the Board by submitting a communication in an envelope in care of the Secretary of our general partner (at Valero Energy Partners LP, One Valero Way, San Antonio, Texas 78249). The envelope should be clearly marked to identify the intended recipient of the communication. The Secretary of our general partner will forward to the directors all communications that, in the Secretary’s judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations.

Codes of Ethics
We adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and controller. The code charges these officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports we file with the SEC, and compliance with applicable laws, rules, and regulations. We also adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors.
Website Availability of Our Governance Documents
We post the following governance documents on our website at www.valeroenergypartners.com (under the “Governance” tab in the “About” section). A printed copy of any of these documents is available to any unitholder upon request. Requests for documents must be in writing and directed to Valero Energy Partners LP, Attn: Secretary, One Valero Way, San Antonio, Texas, 78249.

•	Governance Guidelines,

•	Code of Business Conduct and Ethics,

•	Code of Ethics for Senior Financial Officers, and

•	Audit Committee charter.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
Neither we, our general partner, nor any of our subsidiaries have employees. Neither we nor our general partner employs any of the individuals who serve as executive officers of our general partner and who are responsible for managing our business. Valero is responsible for providing the personnel necessary to conduct our operations, including the executive officers of our general partner. Valero (or its affiliates, other than us) pay the compensation of the executive officers of our general partner. The executive officers of our general partner also provide services to Valero and its affiliates other than us.
Pursuant to the omnibus agreement with Valero, Valero agrees to make available to our general partner the services of the Valero employees who will serve as the executive officers of our general partner. Under the omnibus agreement we pay to Valero a fixed management fee of $7,939,500 per year to cover, among other things, the services provided to us by the executive officers of our general partner. The omnibus agreement is more fully described below in Item 13., “Certain Relationships and Related Transactions, and Director Independence” (under the caption, “Certain Relationships and Related Party Transactions – Omnibus Agreement”).
Named Executive Officer Compensation
Our “named executive officers” or “NEOs” are the following executive officers of our general partner:

•	Joseph W. Gorder, Chief Executive Officer,

•	Richard F. Lashway, President and Chief Operating Officer, and

•	Donna M. Titzman, Senior Vice President, Chief Financial Officer and Treasurer.

Mr. Gorder, Mr. Lashway, and Ms. Titzman devote the majority of their time to their respective roles at Valero, and also spend time, as needed, managing our business and affairs. Mr. Gorder, Mr. Lashway, and Ms. Titzman do not receive any compensation for their services to our businesses or as executive officers of our general partner. Except for the fixed management fee we pay to Valero under the omnibus agreement, we do not otherwise pay or reimburse any compensation amounts to or for Mr. Gorder, Mr. Lashway, or Ms. Titzman. Each is eligible to receive grants of unit-based awards under our incentive compensation plan, but none has to-date received any awards under the plan. (Our incentive compensation plan is discussed below under “—Our Incentive Compensation Plan”).
The responsibility and authority for compensation-related decisions for our NEOs remain with the compensation committee of Valero’s board of directors (the “Valero Compensation Committee”). Those compensation determinations are not subject to any approval by us, the board of directors of our general partner, or any committees thereof. Other than awards granted under our incentive compensation plan (under which the board of directors of our general partner can grant unit-based awards), Valero has the ultimate decision-making authority with respect to the total compensation of its and its subsidiaries’ executive officers and employees, including our named executive officers.
Summary Compensation Table
Except for the fixed management fee we paid to Valero under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2013.
Compensation by Valero
Valero provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans. In addition, although our NEOs have not entered into employment agreements with Valero, Mr. Gorder and Ms. Titzman have change-of-control severance agreements with Valero, pursuant to which they would receive severance payments and benefits from Valero in the event of an involuntary termination of employment in connection with a change in control of Valero. In the future, Valero may provide different or additional compensation components, benefits, or perquisites to our NEOs.
Mr. Gorder, Mr. Lashway and Ms. Titzman devote a small portion of their overall working time to our business, and the compensation these NEOs receive from Valero in relation to their services for us is not material relative to their total compensation. In addition, except for a fixed management fee that we pay to Valero pursuant to the terms of the omnibus agreement, and any awards that may be granted to our NEOs under our incentive compensation plan, we will not pay or reimburse any compensation amounts to or for Mr. Gorder, Mr. Lashway or Ms. Titzman.
The following sets forth a more detailed explanation of the elements of Valero’s executive compensation program.
Base Compensation
Our named executive officers earn a base salary for their services to Valero and its subsidiaries, which amounts are paid by Valero or its affiliates other than us. We incur only a fixed expense per month under the omnibus agreement with respect to the compensation paid by Valero to each of our NEOs.

Annual Cash Bonus Payments
Our NEOs are eligible to earn a cash payment under Valero’s annual incentive bonus program. Any bonus payments earned by the NEOs will be paid by Valero and will determined solely by Valero without input from us or our general partner or its board of directors. The amount of any bonus payments made by Valero will not result in changes to the contractually fixed fee for executive management services that we pay to Valero under the omnibus agreement.
Long-Term Equity-Based Incentive Compensation
Valero maintains a long-term incentive program pursuant to which it grants equity-based awards in Valero to its executives and key employees. Our NEOs may receive awards under Valero’s equity incentive plan from time to time as may be determined by the Valero Compensation Committee. The amount of any long-term incentive compensation made by Valero will not result in changes to the contractually fixed fee for executive management services that we will pay to Valero under the omnibus agreement.
Retirement, Health, Welfare and Additional Benefits
Our NEOs are eligible to participate in the employee benefit plans and programs that Valero offers to its employees, subject to the terms and eligibility requirements of those plans. Our NEOs are also eligible to participate in Valero’s tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Valero employees. Valero also maintains certain supplemental retirement plans in which its executives and key employees participate. When our NEO’s participate in these programs, Valero is responsible for providing 100 percent of the benefits under these plans and programs to our NEOs.
Severance Arrangements
Valero has entered into change of control agreements with certain executives, including Mr. Gorder and Ms. Titzman. The agreements are intended to assure the continued objectivity and availability of the officers in the event of any merger or acquisition activity that may threaten the job security of Valero executives. If a change of control occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the named executive officers’ terms and conditions of employment will not be adversely changed during the three-year period after a change of control. In addition, outstanding equity awards vest upon the effective date of the change of control. Under the change of control agreements, if an officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination.
Our Incentive Compensation Plan
Our general partner adopted the Valero Energy Partners LP 2013 Incentive Compensation Plan (ICP) for directors and officers of our general partner or its affiliates and certain others who may perform services for us. Our general partner may grant to participants under the ICP long-term, unit-based awards. Awards under the plan are intended to compensate participants based on the performance of our common units and to align the participants’ long-term interests with those of our unit holders. We are responsible for the cost of awards granted under the ICP. All determinations with respect to awards to be made under the ICP will be made by the board of directors of our general partner or any committee thereof established for such purpose. No awards under the ICP were made to our named executive officers or directors in 2013.

Compensation of Our Directors
Officers of our general partner or of Valero who serve as directors of our general partner do not receive compensation from us for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of Valero (our “independent directors”) receive the compensation described below. In addition, our independent directors are reimbursed for out-of-pocket expenses incurred for attending board and committee meetings. Each director is indemnified for actions associated with being a director to the fullest extent permitted under Delaware law.
Each of our independent directors receives an annual compensation package that consists of $60,000 in annual cash compensation and $60,000 in annual unit based compensation. In addition, independent directors who chair the audit and conflicts committees receive an additional $10,000 in cash compensation, and the independent director designated as the Lead Director receives an additional $10,000 in cash compensation. The unit portion of the independent directors’ compensation consists of restricted units granted under our ICP, which are subject to a three-year restriction period. The restricted units are granted in tandem with distribution equivalent rights and will be settled upon the expiration of the three-year restriction period.
We did not pay any compensation to our directors for the year ended December 31, 2013. On January 20, 2014, our general partner granted 1,736 restricted common units under the ICP, having an aggregate grant date fair value of $60,000, to each of Messrs. Larson, Beadle, and Fretthold. The January 2014 grant also included distribution equivalent rights.
See Item 13., “Certain Relationships and Related Transactions, and Director Independence–Supplemental Death Benefit Agreements and Severance Agreement,” for a discussion of Valero’s payment in 2013 to Mr. Fretthold under a severance agreement for prior service with a predecessor of Valero.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of units of Valero Energy Partners LP as of January 31, 2014, held by beneficial owners of five percent or more of the units, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of units is based on 28,795,197 common units, 28,789,989 subordinated units, and 1,175,102 general partner units outstanding as of January 31, 2014. None of the units are pledged as security.

Name of Beneficial Owner (1)	Common Units		Subordinated Units		General Partner Units		Total Partnership Interests
	Number	Percent	Number	Percent	Number	Percent	Percent
Valero Energy Corporation (2)	11,539,989	40.08%	28,789,989	100.00%	1,175,102	100.00%	70.63%
Tortoise Capital Advisors, L.L.C. (3)	2,497,961	8.67%	—	—	—	—	4.25%
FMR LLC (4)	1,818,775	6.32%	—	—	—	—	3.10%

Directors & Named Executive Officers
Robert S. Beadle	11,736	*	—	—	—	—	*
Jay D. Browning	5,500	*	—	—	—	—	*
Timothy J. Fretthold	6,736	*	—	—	—	—	*
Joseph W. Gorder	50,000	*	—	—	—	—	*
William R. Klesse	100,000	*	—	—	—	—	*
Randall J. Larson	16,736	*	—	—	—	—	*
Richard F. Lashway	10,000	*	—	—	—	—	*
Donna M. Titzman	11,000	*	—	—	—	—	*
Directors and executive officers as a group (8 persons)	211,708	*	—	—	—	—	*
__________

*	Less than 1 percent.

(1)	Unless otherwise noted, the address for the beneficial owners listed in this table is One Valero Way, San Antonio, Texas 78249.

(2)
Valero Energy Corporation directly or indirectly owns the following entities, which own the units listed below. Valero Energy Corporation may be deemed to beneficially own the units and interests held by each of the entities.

Name of Entity	Common Units	Subordinated Units	General Partner Units
Valero Energy Partners GP LLC	—	—	1,175,102
Valero Terminaling and Distribution Company	2,070,019	5,164,289	—
The Premcor Pipeline Co.	7,734,994	19,297,278	—
The Premcor Refining Group Inc.	719,502	1,795,015	—
Valero Refining Company-Tennessee, L.L.C.	1,015,474	2,533,407	—
Total Valero subsidiaries	11,539,989	28,789,989	1,175,102

(footnotes continue on the following page)

(3)
Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed a Schedule 13G with the SEC on February 11, 2014, reporting that it has sole voting or dispositive power over none of our Common Units, shared voting or dispositive power over 2,256,641 of our Common Units and shared investment power over 2,497,961 of our Common Units.

(4)
FMR LLC, 245 Summer Street, Boston, Massachusetts 02210, filed a Schedule 13G with the SEC on February 14, 2014, reporting that it or certain of its affiliates beneficially owned in the aggregate 1,818,775 Common Units, that it had sole voting power over none of our Common Units, and that it had sole dispositive power with respect to 1,818,775 Common Units.

The following table sets forth the number of shares of Valero common stock beneficially owned as of January 31, 2014, except as otherwise noted, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of shares beneficially owned is based on a total of 532,510,263 shares outstanding as of January 31, 2014.

Name of Beneficial Owner (1)	Shares Held (2)	Shares Under Options (3)	Total Shares	Percent of Class
Directors and Named Executive Officers
Robert S. Beadle	1,920	7,500	9,420	*
Jay D. Browning	136,991	10,638	147,629	*
Timothy J. Fretthold	—	—	—	*
Joseph W. Gorder	223,205	137,248	360,453	*
William R. Klesse	1,351,093	1,098,460	2,449,553	*
Randall J. Larson	—	—	—	*
Richard F. Lashway	19,615	1,551	21,166	*
Donna M. Titzman	164,380	95,131	259,511	*

All directors and executive officers as a group (8 persons)	1,897,204	1,350,528	3,247,732	*
__________

*	Less than 1 percent.

(1)	The address for all beneficial owners in this table is One Valero Way, San Antonio, Texas 78249.

(2)	Includes shares allocated under Valero’s thrift plan and shares of restricted stock.

(3)
Represents shares of Valero’s common stock that may be acquired under stock options. Stock options that may be exercised only in the event of a change of control of Valero Energy Corporation are excluded.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2013 with respect to common units that may be issued under the ICP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Valero Energy Partners LP 2013 Incentive Compensation Plan	(1)	n/a	3,000,000

(1)	On January 20, 2014, our general partner granted 1,736 restricted common units to each of Messrs. Beadle, Fretthold, and Larson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
As of January 31, 2014, our general partner and its affiliates, including Valero, owned 11,539,989 common units and 28,789,989 subordinated units, representing a 68.6 percent limited partner interest in us (excluding common units held by the directors and officers of Valero and our general partner). In addition, our general partner owns 1,175,102 general partner units representing a 2 percent general partner interest in us. Transactions with our general partner and its affiliates, including Valero, are considered to be related party transactions because our general partner and its affiliates own more than five percent of our equity interests. In addition, Messrs. Gorder and Browning serve as executive officers of both Valero and our general partner, and Mr. Klesse is the Chief Executive Officer and Chairman of the Board of Valero.
Distributions and Payments to our General Partner and its Affiliates
We will generally make cash distributions of 98 percent to the unitholders pro rata, including Valero (as holder of an aggregate of 11,539,989 common units and all of our subordinated units), and 2 percent to our general partner. In addition, if distributions exceed the established minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48 percent of the distributions above the highest target distribution level.
Assuming we pay the full minimum quarterly distributions on all of our outstanding common and subordinated units and the corresponding distribution on our general partner units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $1.0 million on the general partner units and $34.3 million on their common and subordinated units.
Pursuant to our partnership agreement, we will reimburse our general partner and its affiliates, including Valero, for costs and expenses they incur and payments they make on our behalf. Pursuant to the omnibus agreement (described below), we will make monthly payments on our annual fee of $7.9 million to Valero for general and administrative services, and we will reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In addition, we will reimburse our general partner for payments to Valero pursuant to the services and secondment agreement (described below) for the wages, benefits and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our pipelines and terminals. Each of these payments will be made prior to making any distributions on our common units.
Agreements with Valero
In connection with the Offering, we and our general partner entered into various agreements with Valero. The following describes these agreements.
Contribution, Conveyance and Assumption Agreement
Under our contribution, conveyance and assumption agreement with Valero and its affiliates and our general partner, Valero and its affiliates contributed all of our initial assets to us in exchange for:

•	11,539,989 common units;

•	28,789,989 subordinated units;

•	1,175,102 general partner units; and

•	all of our incentive distribution rights.
Omnibus Agreement
Our omnibus agreement with Valero and our general partner addresses the following matters:

•	our payment of an annual administrative fee, initially in the amount of approximately $7.9 million, for the provision of certain services by Valero;

•	our obligation to reimburse Valero for certain direct or allocated costs and expenses incurred by Valero on our behalf;

•	our right of first offer through December 16, 2018, to acquire certain of Valero’s transportation and logistics assets;

•
Valero’s obligation to indemnify us for certain environmental and other liabilities, and our obligation to indemnify Valero for certain environmental and other liabilities related to our assets to the extent Valero is not required to indemnify us;

•	Valero’s right of first refusal to acquire certain of our assets;

•	the granting of a license from Valero to us with respect to use of certain Valero trademarks and tradenames; and

•	the prefunding of certain projects by Valero.
So long as Valero controls our general partner, the omnibus agreement will remain in full force and effect. If Valero ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effective in accordance with their terms.
Payment of Administrative Fee and Reimbursement of Expenses. We will pay Valero an administrative fee, currently approximately $7.9 million, for the provision of certain general and administrative services for our benefit, including services related to the following areas: ad valorem tax; accounting; business development; travel; corporate communications and public relations; corporate development; data processing and information technology; engineering and project management; executive oversight; financial accounting and reporting; foreign trade zone reporting and accounting (as applicable); governmental affairs; health, safety and environmental; human resources; internal audit; legal; office services; pipeline control center; supply chain management; records management; real estate management; risk and claims management; shareholder and investor relations; and treasury and banking. The administrative fee includes an allocated portion of executive compensation, including salaries, bonuses and benefits costs, for certain officers of Valero, including those who also serve as officers and directors of our general partner.
We are also required to reimburse Valero for all other direct or allocated costs and expenses incurred by Valero in providing these services to us. This reimbursement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.
Valero may change the administrative fee each calendar year, as determined by Valero in good faith, to accurately reflect the degree and extent of the administrative services provided by Valero, and to reflect, among other things, the contribution, acquisition or disposition of assets to or by us or any change in the cost of providing general and administrative services due to inflation and to changes in any laws, rules or regulations, including any interpretation of such laws, rules or regulations.
At the end of each calendar year, we will have the right to submit to Valero a proposal to reduce the amount of the administrative fee for that year if we believe, in good faith, that the general and administrative services performed by Valero for our benefit for the year in question do not justify payment of the full administrative fee for that year. If we submit such a proposal to Valero, Valero must negotiate in good faith with us to determine if the administrative fee for that year should be reduced and, if so, the amount of such reduction.
Right of First Offer. If Valero decides to sell, transfer or otherwise dispose of certain of its transportation and logistics assets, Valero will provide us, through December 16, 2018, with the opportunity to make the first offer on such assets.
The consummation and timing of any acquisition by us of the interests covered by our right of first offer will depend upon, among other things, Valero’s decision to sell any of the interests covered by our right of first offer and our ability to reach an agreement with Valero on price and other terms. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Valero is under no obligation to accept any offer that we may choose to make. Please read Item 1A.,“Risk Factors—Risks Related to Our Business—Our right of first offer to acquire certain of Valero’s transportation and logistics assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.”
Right of First Refusal. If we propose to sell, transfer or otherwise dispose of our Lucas crude system, McKee products system or Memphis truck rack pursuant to a bona fide third-party offer, we must first give Valero notice and an opportunity to acquire such assets on the same terms as those we are willing to accept from the third party.
Environmental Indemnification by Valero. Valero is required to indemnify us for all violations of environmental laws and all environmental remediation or corrective action that is required by environmental laws, in each case to the extent (i) related to the assets contributed to us by Valero in connection with the Offering and arising prior to the closing of the Offering under laws in existence prior to the closing of the Offering and (ii) not identified in a voluntary audit or investigation undertaken outside the ordinary course of business by us. Valero will also indemnify us for certain known and scheduled environmental matters related to our assets (Scheduled Environmental Matters). Except for Scheduled Environmental Matters, Valero will not be obligated to indemnify us for any environmental losses unless Valero is notified of such losses prior to the fifth anniversary of the closing of the Offering. Furthermore, except for Scheduled Environmental Matters, Valero will not be obligated to indemnify us for any environmental losses of $10,000 or less, nor will Valero be obligated to indemnify us until our aggregate indemnifiable losses in any year exceed a $100,000 deductible (and then Valero will only be obligated to indemnify us for amounts in excess of such deductible). There is no limit on the amount for which Valero will indemnify us under the omnibus agreement once we meet the deductible, if applicable.
Other Indemnification by Valero. Valero is also required to indemnify us for the following, to the extent not covered by the above-described environmental indemnity:

•	to the extent Valero is notified of such matters prior to December 16, 2018, and subject to a one-time aggregate deductible of $200,000:

◦
our failure to own any valid and indefeasible easement rights or fee ownership or leasehold interests in and to the lands on which any of the assets contributed to us in connection with the Offering are located;

◦
our failure to have any consents, licenses or permits necessary to cross any lands, waterways, railroads and other areas upon which any pipelines contributed to us in connection with the Offering are located, or necessary for the transfer of the assets conveyed to us in connection with the Offering;

◦	events and conditions (other than environmental conditions) associated with the ownership or operation of our assets prior to the closing of the Offering; and

◦
the failure to have any consent, license, permit or approval (other than environmental and right-of-way consents, licenses, permits or approvals addressed in the other indemnities described above) necessary for us to own or operate the assets contributed to us in connection with the Offering in substantially the same manner described in this report;

•	events and conditions associated with any assets retained by Valero;

•	the consummation of the transactions contemplated by the contribution agreement;

•	certain scheduled environmental matters;

•
any losses we may suffer by reason of our TransCanada connection not being in service by March 1, 2014 for any reason other than our gross negligence or willful misconduct, calculated by multiplying 45,000 (representing Valero’s initial minimum quarterly throughput commitment, expressed as barrels per day, for the TransCanada connection) times the number of days from and including March 1, 2014 until the connection is placed in service, and then multiplying that product times the per barrel throughput fee of $0.05; and

•
all tax liabilities attributable to the ownership or the operation of the assets contributed to us in connection with the Offering and arising prior to the closing of the Offering and any such tax liabilities that may result from the formation of our general partner and us from the consummation of the transactions contemplated by our contribution agreement.

Indemnification by Us. We are required to indemnify Valero for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering (other than any environmental liabilities for which Valero is specifically required to indemnify us as described above). There is no cap on the amount for which we will indemnify Valero under the omnibus agreement.
License of Trademarks. Valero granted to us a nontransferable, nonexclusive, royalty-free worldwide right and license to use certain trademarks and tradenames owned by Valero.
Prefunding of Certain Projects. Valero contributed to us $3.5 million as prepayment for the completion of certain projects. We agreed to use our commercially reasonable efforts to complete, or cause the completion, of each prefunded project on or before such dates as agreed by us and Valero following the closing of this offering. We also agreed to bear any costs and expenses associated with the completion of these projects in excess of the $3.5 million contributed to us by Valero.
Services and Secondment Agreement
Under our general partner’s services and secondment agreement with Valero, certain employees of Valero are seconded to our general partner to provide operational and maintenance services with respect to certain of our pipelines and terminals, including routine operational and maintenance activities. During their period of secondment to our general partner, the seconded employees are under the management and supervision of our general partner.
Our general partner is required to reimburse Valero for the cost of the seconded employees, including their wages and benefits. If a seconded employee does not devote 100 percent of his or her time to providing services to our general partner, our general partner is required to reimburse Valero for only a prorated portion of such employee’s overall wages and benefits, based on the percentage of the employee’s time spent working for our general partner. Valero bills our general partner monthly in arrears for services provided during the prior month, and payment is due within 10 days of our general partner’s receipt of the invoice.
The services and secondment agreement has an initial term through December 16, 2023, and will automatically extend for successive renewal terms of one year each, unless terminated by either party upon at least 30 days’ prior written notice before the end of the initial term or any renewal term. In addition, our general partner may terminate the agreement or reduce the level of services under the agreement at any time upon 30 days’ prior written notice.
Tax Sharing Agreement
Under our tax sharing agreement with Valero, we are required to reimburse Valero for our share of state and local income and other taxes incurred by Valero as a result of our tax items and attributes being included in a combined or consolidated state tax return filed by Valero with respect to taxable periods including or beginning on the closing date of the Offering. The amount of any such reimbursement is limited to any entity-level tax that we would have paid directly had we not been included in a combined group with Valero. While Valero may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax, we would nevertheless reimburse Valero for the tax we would have owed had the attributes not been available or used for our benefit, even though Valero had no cash expense for that period.

Ground Lease Agreement
At the closing of the Offering, we entered into a ground lease with Valero under which we lease the land on which the Memphis truck rack is located. The term of the ground lease is through December 20, 2033, with no renewal periods. We pay Valero $35,007 per year as base rent under the ground lease. Commencing on January 1, 2016, and on January 1st of each year thereafter, base rent will increase by 1.5 percent. We will also pay Valero a customary expense reimbursement for taxes, utilities and similar costs incurred by Valero related to the leased premises. The lease contains customary terms regarding our rights and obligations with respect to maintenance of the leased premises, alterations to the leased premises and maintenance of certain types of insurance, as well as customary default, remedy and indemnity provisions.
Commercial Agreements with Valero
Under our commercial agreements with Valero, we provide transportation and terminaling services to Valero, and Valero has committed to pay us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These agreements, which we expect to be the source of substantially all of our revenues for the foreseeable future, have initial terms through December 16, 2013, and, with the exception of our El Paso truck rack and Memphis truck rack, Valero will have the option to renew the agreement with respect to each asset for one additional five-year term. For more information about our commercial agreements with Valero, including Valero’s ability to reduce or terminate its obligations under our commercial agreements, please read Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Generate Revenues” and Item 1., “Business—Our Commercial Agreements with Valero.”
Supplemental Death Benefit Agreements and Severance Agreement
Valero succeeded to the obligations of Diamond Shamrock R&M, Inc. under its supplemental death benefit agreements with Messrs. Fretthold and Beadle. Each is a director of our general partner. The agreements obligate Valero to pay $1,075,000 to Mr. Fretthold’s beneficiary upon his death, and $910,000 to Mr. Beadle’s beneficiary upon his death. These agreements were assumed by Valero in the merger of Ultramar Diamond Shamrock Corporation (UDS) with and into Valero Energy Corporation on December 31, 2001 (the UDS Merger). Valero has insured most of these death benefit obligations under a group term life (GTL) policy, resulting in imputed income annually for Messrs. Fretthold and Beadle for GTL coverage in excess of $50,000. Under a severance agreement entered into between UDS and Mr. Fretthold in the UDS Merger (to which Valero has succeeded), Valero provides to Mr. Fretthold a tax gross up benefit such that Valero pays cash to Mr. Fretthold in an amount necessary to cover the tax obligation associated with his imputed income for GTL coverage in excess of $50,000. In 2013, Valero paid to Mr. Fretthold $5,291.18 under the terms of the severance agreement to cover his tax obligation for imputed income from GTL coverage in excess of $50,000.
Procedure for Review, Approval and Ratification of Related Person Transactions
The board of directors of our general partner adopted a related party transactions policy that provides that the board of directors of our general partner or its authorized committee will review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the related party transactions policy will provide that our management will make all reasonable efforts to cancel or annul the transaction.

The related party transactions policy will provide that, in determining whether or not to recommend the approval or ratification of a proposed related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with our code of business conduct and ethics.
Director Independence
Our disclosures in Item 10., “Directors, Executive Officers and Corporate Governance – Director Independence,” are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Fees for professional services rendered by KPMG LLP, our independent auditor, for the year ended December 31, 2013 are presented in the following table. The fees shown below are for post-Offering professional services for the audit of our financial statements for the year ended December 31, 2013 (audit fees incurred prior to the Offering were paid by Valero). The Partnership was formed in July 2013.

Category	2013 (1)
Audit fees	$400,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$400,000

(1)
The board of directors and/or the Audit Committee of the board of directors of our general partner approved all fees and services paid to KPMG LLP for 2013 services. None of the services provided by KPMG LLP were approved by the Audit Committee under the pre-approval waiver provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of SEC Regulation S-K.

The Audit Committee has adopted a pre-approval policy for the pre-approval of certain services rendered to us by KPMG LLP. That policy appears in Exhibit 99.01 to this report.
Auditor Independence
The Audit Committee of the board of directors of our general partner has considered whether KPMG LLP is independent for purposes of providing external audit services to us, and the Audit Committee has determined that KPMG LLP is independent.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements.

2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

3.01	--
Certificate of Limited Partnership of Valero Energy Partners LP - incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.02	--
First Amended and Restated Agreement of Limited Partnership of Valero Energy Partners LP dated December 16, 2013 - incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No.1-36232).

3.03	--
Certificate of Formation of Valero Energy Partners GP LLC - incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.04	--
First Amended and Restated Limited Liability Company Agreement of Valero Energy Partners LP dated December 16, 2013 - incorporated by reference to Exhibit 302 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.01	--
Omnibus Agreement dated December 16, 2013, by and among Valero Energy Corporation Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Marketing and Supply Company, Valero Partners EP, LLC, Valero Partners Lucas, LLC, Valero Partners Memphis, LLC, Valero Terminaling and Distribution Company, The Shamrock Pipe Line Corporation, Valero Plains Company LLC, The Premcor Refining Group Inc., and The Premcor Pipeline Co. - incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.02	--
Services and Secondment Agreement dated December 16, 2013 by and among Valero Services, Inc. Valero Refining Company-Tennessee, L.L.C. and Valero Energy Partners GP LLC - incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.03	--
Tax Sharing Agreement dated December 16, 2013 by and between Valero Energy Partners LP and Valero Energy Corporation - incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.04	--
Ground Lease Agreement dated December 16, 2013 by and between Valero Refining Company-Tennessee, L.L.C. and Valero Partners Memphis, LLC - incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

+10.05	--
Valero Energy Partners LP 2013 Incentive Compensation Plan - incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.06	--
Master Transportation Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company - incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.07	--
Master Terminal Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company - incorporated by reference to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.08	--
Contribution, Conveyance and Assumption Agreement dated December 16, 2013 by and among Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Energy Corporation, Valero Terminaling and Distribution Company, The Premcor Pipeline Co., The Premcor Refining Group Inc. and Valero Refining Company-Tennessee, L.L.C. - incorporated by reference to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

*+10.09	--	Form of Restricted Unit Award Agreement (for independent directors) under the Valero Energy Partners LP 2013 Incentive Compensation Plan.

10.10	--
Credit Agreement, dated as of November 14, 2013, by and among Valero Energy Partners LP, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank as Administrative Agent - incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-1 filed November 15, 2013 (SEC File No. 333-191259).

*14.01	--	Code of Ethics for Senior Financial Officers.

*21.01	--	List of Subsidiaries of Valero Energy Partners LP.

*23.01	--	Consent of KPMG LLP dated March 7, 2014.

*24.01	--	Power of Attorney dated March 7, 2014 (on the signature page of this Form 10-K).

*31.01	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	--	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*99.01	--	Audit Committee Pre-Approval Policy.

***101	--	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Joseph W. Gorder
Joseph W. Gorder
Chief Executive Officer

Date: March 7, 2014

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph W. Gorder, Donna M. Titzman, and Jay D. Browning, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Gorder	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014
(Joseph W. Gorder)

/s/ Donna M. Titzman	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 7, 2014
(Donna M. Titzman)

/s/ William R. Klesse	Chairman of the Board	March 7, 2014
(William R. Klesse)

/s/ Richard F. Lashway	President, Chief Operating Officer and Director	March 7, 2014
(Richard F. Lashway)

/s/ Robert S. Beadle	Director	March 7, 2014
(Robert S. Beadle)

/s/ Timothy J. Fretthold	Director	March 7, 2014
(Timothy J. Fretthold)

/s/ Randall J. Larson	Director	March 7, 2014
(Randall J. Larson)