Form 10-Q
period 2014-03-31
VALERO ENERGY PARTNERS LP
filed 2014-05-14
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 1-36232
VALERO ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	90-1006559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Valero Way
San Antonio, Texas
(Address of principal executive offices)
78249
(Zip Code)
(210) 345-2000
(Registrant’s telephone number, including area code)
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
Yes ☐ No ☑
The registrant had 28,795,197 common units, 28,789,989 subordinated units, and 1,175,102 general partner units outstanding at April 30, 2014.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383,859	$375,118
Receivables from related party	7,008	7,150
Prepaid expenses and other	398	276
Total current assets	391,265	382,544
Property and equipment, at cost	377,677	375,542
Accumulated depreciation	(106,253)	(103,358)
Property and equipment, net	271,424	272,184
Deferred charges and other assets, net	1,632	1,714
Total assets	$664,321	$656,442
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$1,084	$1,048
Accounts payable	7,535	8,289
Accrued liabilities	518	158
Taxes other than income taxes	349	734
Deferred revenue from related party	748	85
Total current liabilities	10,234	10,314
Capital lease obligations, net of current portion	2,704	3,079
Deferred income taxes	822	814
Other long-term liabilities	651	644
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,255,208 and 17,250,000 units outstanding)	372,276	369,825
Common unitholder – Valero (11,539,989 and 11,539,989 units outstanding)	77,629	75,998
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	193,672	189,601
General partner – Valero (1,175,102 and 1,175,102 units outstanding)	6,333	6,167
Total partners’ capital	649,910	641,591
Total liabilities and partners’ capital	$664,321	$656,442

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues – related party	$21,531	$23,478
Costs and expenses:
Operating expenses	5,726	4,296
General and administrative expenses	2,595	1,057
Depreciation expense	3,058	3,469
Total costs and expenses	11,379	8,822
Operating income	10,152	14,656
Other income, net	648	26
Interest expense	(228)	(55)
Income before income taxes	10,572	14,627
Income tax expense	90	107
Net income	10,482	$14,520
Less: General partner’s interest in net income	210
Limited partners’ interest in net income	$10,272

Net income per limited partner unit (basic and diluted):
Common units	$0.18
Subordinated units	$0.18

Weighted-average limited partner units outstanding:
Common units – public (basic)	17,250
Common units – public (diluted)	17,252
Common units – Valero (basic and diluted)	11,540
Subordinated units – Valero (basic and diluted)	28,790

Cash distribution declared per unit	$0.2125

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2012	$—	$—	$—	$—	$265,369	$265,369
Net income	—	—	—	—	14,520	14,520
Net transfers to Valero	—	—	—	—	(16,196)	(16,196)
Balance as of March 31, 2013	$—	$—	$—	$—	$263,693	$263,693

Balance as of December 31, 2013	$369,825	$75,998	$189,601	$6,167	$—	$641,591
Net income	3,078	2,058	5,136	210	—	10,482
Cash distributions to unitholders	(638)	(427)	(1,065)	(44)	—	(2,174)
Unit-based compensation	11	—	—	—	—	11
Balance as of March 31, 2014	$372,276	$77,629	$193,672	$6,333	$—	$649,910
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$10,482	$14,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,058	3,469
Other noncash expense (income), net	11	(109)
Changes in current assets and current liabilities	2,771	(106)
Net cash provided by operating activities	16,322	17,774
Cash flows from investing activities:
Capital expenditures	(864)	(1,165)
Net cash used in investing activities	(864)	(1,165)
Cash flows from financing activities:
Repayments of capital lease obligations	(249)	(264)
Offering costs	(3,223)	—
Debt issuance costs	(1,071)	—
Cash distributions to unitholders	(2,174)	—
Net transfers to Valero	—	(16,345)
Net cash used in financing activities	(6,717)	(16,609)
Net increase in cash and cash equivalents	8,741	—
Cash and cash equivalents at beginning of period	375,118	—
Cash and cash equivalents at end of period	$383,859	$—
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS, INITIAL PUBLIC OFFERING, AND BASIS OF PRESENTATION
Business
Valero Energy Partners LP (the Partnership) is a fee-based, traditional master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, the Partnership completed its initial public offering (the Offering) of 17,250,000 common units representing limited partner interests. References in this report to the “Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole for periods after the Offering. For periods prior to the Offering, those terms refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
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
The Contributed Assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur, McKee, and Memphis refineries.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero and, prior to the Offering, by leasing certain crude oil and refined petroleum products storage capacity to Valero.
Initial Public Offering
On December 10, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the ticker symbol “VLP.” On December 16, 2013, the Partnership completed the Offering of 17,250,000 common units to the public at a price of $23.00 per unit.
In exchange for the Contributed Assets, Valero received:

•	11,539,989 common units and 28,789,989 subordinated units, representing an aggregate 68.6% percent limited partner interest;

•	all of the incentive distribution rights (IDRs); and

•	1,175,102 general partner units, representing a 2.0 percent general partner interest.
We received $396.8 million of gross proceeds from the sale of 17,250,000 common units to the public. After deducting underwriting discounts, structuring fees, and other offering costs of $27.6 million, our net proceeds from the Offering were $369.2 million. We retained the net proceeds from the Offering for general partnership purposes, which may include potential acquisitions from Valero and third parties and potential organic expansion capital expenditures.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation
As an entity under common control with Valero, we recorded the Contributed Assets on our balance sheet concurrently with the completion of the Offering at Valero’s historical basis rather than fair value.
The results of operations and cash flows for the three months ended March 31, 2013 were derived from the consolidated financial statements and accounting records of Valero and they reflect the combined historical results of operations and cash flows of the Contributed Assets as if such businesses had been combined prior to the Offering. There were no transactions among the operations of the Contributed Assets; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition, the statement of income for the three months ended March 31, 2013 includes direct charges for the management and operation of our logistics assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the Offering, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us and we reflected transfers of cash to and from Valero’s cash management system as a component of net investment. These net transfers of cash were reflected as a financing activity in our statements of cash flows. We also did not include any interest income on the net cash transfers to Valero. In conjunction with the Offering, we established separate bank accounts and no longer participate in Valero’s centralized cash management system.
The balance sheets as of March 31, 2014 and December 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2014 reflect the consolidated balances and activities of Valero Energy Partners LP. Intercompany balances and transactions have been eliminated in consolidation.
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet as of December 31, 2013 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes. Actual results could differ from these estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
New Accounting Pronouncements
In April 2014, the provisions of Accounting Standards Codification (ASC) Topic 205, “Presentation of Financial Statements,” and ASC Topic 360, “Property, Plant, and Equipment,” were amended to change the criteria for reporting discontinued operations. The provisions of these amendments modify the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. These amendments require additional disclosures about discontinued operations and new disclosures for other disposals of individually material components of an organization that do not meet the definition of a discontinued operation. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. These provisions are effective prospectively for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2015 will not affect our financial position or results of operations; however, it may result in changes to the manner in which future dispositions of operations or assets, if any, are presented in our financial statements, or it may require additional disclosures.

3.	RELATED-PARTY TRANSACTIONS
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	March 31, 2014	December 31, 2013

Trade receivables – related party	$8,166	$4,196
Due from (to) related party	(1,158)	2,954
Receivables from related party	$7,008	$7,150
Deferred revenue from related party represents the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements.
The following table reflects significant transactions with Valero (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating revenues – related party	$21,531	$23,478
Operating expenses	1,539	1,080
General and administrative expenses	2,085	1,057

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the Offering, costs associated with Valero’s benefit plans were included in the costs allocated to our Predecessor from Valero. Our share of pension and postretirement costs and defined contribution plans costs was as follows (in thousands):

Three Months Ended March 31, 2013
Pension and postretirement costs	$178
Defined contribution plan costs	66
Concentration Risk
Our operating revenues were derived solely from Valero and all of our receivables as of March 31, 2014 and December 31, 2013 were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.

4.	REVOLVING CREDIT FACILITY
In November 2013, we entered into a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders. The Revolver matures in December 2018 and we may request two additional one-year extensions, subject to certain conditions. The Revolver includes sub-facilities for swingline loans and letters of credit. Our obligations under the Revolver will be jointly and severally guaranteed by all of our directly owned material subsidiaries. As of March 31, 2014 and December 31, 2013, the only guarantor under the Revolver was our wholly owned subsidiary, Valero Partners Operating Co. LLC.
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
As of March 31, 2014 and December 31, 2013, there were no borrowings outstanding under the Revolver and we had no letters of credit outstanding under the Revolver. In addition, there were no borrowings or repayments under the Revolver during the three months ended March 31, 2014. As of March 31, 2014, our ratio of total debt to EBITDA, calculated in accordance with the terms of the Revolver, was 0.1 to 1.0. We believe that we will remain in compliance with this covenant.

5.	COMMITMENTS AND CONTINGENCIES
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	PARTNERS’ CAPITAL
Unit Activity
On January 20, 2014, the board of directors of our general partner authorized a grant of 1,736 restricted units under the Valero Energy Partners LP 2013 Incentive Compensation Plan to each of its three independent directors for a total of 5,208 restricted units, in tandem with an equal number of distribution equivalent rights (DERs). This grant of restricted units resulted in the recognition of unit-based compensation expense and an increase in partners’ capital of $11,455 for the three months ended March 31, 2014. The restricted units are scheduled to vest on January 20, 2017, subject to the terms of the plan, at which time, each participant will be entitled to receive an equal number of unrestricted common units of the Partnership. The DERs will be paid to the participants in cash as of each record payment date during the period the restricted units are outstanding.
Cash Distributions
Our partnership agreement prescribes the calculation to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Date of Declaration	Record Date	Date of Distribution
December 31, 2013	$0.037	$2,174	January 20, 2014	January 31, 2014	February 12, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014

Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned (in thousands) :

Three Months Ended March 31, 2014
General partner’s distribution	$250
Limited partners’ distributions:
Common – public	3,667
Common – Valero	2,452
Subordinated – Valero	6,118
Total limited partners’ distributions	12,237
Total cash distributions	$12,487

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	NET INCOME PER LIMITED PARTNER UNIT
Net income per limited partner unit is calculated only for the three months ended March 31, 2014 as no units were outstanding prior to the Offering. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit. Earnings less than distributions are allocated to our general partner and limited partners based on their respective ownership interests.
When calculating basic earnings per unit under the two-class method for a master limited partnership, net income (loss) for the current reporting period is reduced (increased) by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings in excess of (less than) distributions (in thousands):

Three Months Ended March 31, 2014
Net income	$10,482
Less distributions declared on:
Limited partner common units – public	3,667
Limited partner common units – Valero	2,452
Limited partner subordinated units – Valero	6,118
General partner	250
Total distributions declared	12,487
Earnings less than distributions	$(2,005)

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit for the three months ended March 31, 2014 was computed as follows (in thousands, except per unit amounts):

	Limited Partner Common Units – Public	Limited Partner Common Units – Valero	Limited Partner Subordinated Units – Valero	General Partner	Total
Net income:
Distributions declared	$3,667	$2,452	$6,118	$250	$12,487
Earnings less than distributions	(589)	(394)	(982)	(40)	(2,005)
Net income	$3,078	$2,058	$5,136	$210	$10,482

Weighted-average units outstanding	17,250	11,540	28,790

Net income per limited partner unit – basic:
Distributions declared	$0.2125	$0.2125	$0.2125
Earnings less than distributions	(0.0341)	(0.0341)	(0.0341)
Net income per limited partner unit – basic	$0.1784	$0.1784	$0.1784
Net income per limited partner unit – basic (rounded)	$0.18	$0.18	$0.18

Net income per limited partner – diluted:
Net income	$3,078	$2,058	$5,136	$210	$10,482
Weighted-average units outstanding	17,250	11,540	28,790
Common equivalent units for nonvested restricted units	2	—	—
Weighted-average units outstanding – diluted	17,252	11,540	28,790

Net income per limited partner unit – diluted	$0.18	$0.18	$0.18

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Decrease (increase) in current assets:
Receivables from related party	$4,436	$—
Prepaid expenses and other	(122)	(167)
Increase (decrease) in current liabilities:
Accounts payable	(2,181)	—
Accrued liabilities	360	—
Taxes other than income taxes	(385)	—
Deferred revenue from related party	663	61
Changes in current assets and current liabilities	$2,771	$(106)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid and

•
amounts payable to Valero netted in receivables from related party as of December 31, 2013 in reimbursement for offering costs and debt issuance costs were reflected in financing activities when paid during the three months ended March 31, 2014.

There were no significant noncash investing or financing activities for the three months ended March 31, 2014 and 2013.

The following is a reconciliation of the amounts presented as net transfers to Valero on our statement of partners’ capital and statement of cash flows (in thousands).

Three Months Ended March 31, 2013
Net transfers to Valero per statement of partners’ capital	$(16,196)
Less: Noncash transfers from Valero	149
Net transfers to Valero per statement of cash flows	$(16,345)

Noncash transfers to Valero primarily represent the change in amounts accrued for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest paid	$236	$164
Income taxes paid	—	107

9.	FAIR VALUE OF FINANCIAL INSTRUMENT
The fair value of cash and cash equivalents approximates the carrying value due to the low level of credit risk of these assets combined with their market interest rates. The fair value measurement for cash and cash equivalents is categorized as Level 1 in the fair value hierarchy. Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report to the “Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole for periods after December 16, 2013, the date the Partnership competed its initial public offering (the Offering) of 17,250,000 common units. For periods prior to the Offering, those terms refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q, including without limitation our disclosures below under the heading “Overview and Outlook,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
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
OVERVIEW
We are a fee-based, traditional master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, we completed the Offering of 17,250,000 common units at a price of $23.00 per unit and received net proceeds of $369.2 million after deducting underwriting fees, structuring fees, and other offering costs.
Our initial assets consist of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur, McKee, and Memphis refineries. The results of operations for the three months ended March 31, 2014 represent our consolidated financial results, while the results of operations for the three months ended March 31, 2013 represent the financial results of our Predecessor.
At the date of the Offering, we entered into new commercial agreements with Valero. Under these commercial agreements, the historical storage capacity lease arrangements were replaced with terminaling throughput fees. In addition, we began charging a terminaling throughput fee for crude oil delivered to our Lucas terminal for which we did not historically charge a throughput fee, and we revised the rates charged for transportation services provided by certain of our pipelines. Because of these new agreements, our future results of operations may not be comparable to our historical results of operations.
For the three months ended March 31, 2014, we reported net income of $10.5 million compared to net income of $14.5 million for the three months ended March 31, 2013. Net income per limited partner unit was $0.18 for the three months ended March 31, 2014, but because the first quarter of 2014 was our first full quarter of operations since the Offering in December 2013, we did not report net income per limited partner unit for the three months ended March 31, 2013. The decrease in net income of $4.0 million in the first quarter of 2014 compared to the first quarter of 2013 is primarily due to a $4.5 million decrease in operating income caused by a $1.9 million decrease in operating revenues and a $2.6 million increase in costs and expenses.

Operating revenues in the first quarter of 2014 were negatively impacted by lower throughput volumes in our Memphis logistics system. Harsh winter weather conditions during the early part of the first quarter of 2014 affected the supply of crude oil, and therefore production, at Valero’s Memphis refinery. In addition, in the latter part of the first quarter of 2014, a unit shutdown at the refinery led to the acceleration of a planned turnaround. The increase in costs and expenses was mainly a result of increased maintenance and public company expenses.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. Due primarily to a turnaround at Valero’s Memphis refinery, we currently expect Valero to throughput volumes below its minimum commitments on certain of our pipelines. Except as previously noted, we expect that Valero will ship volumes in excess of its total minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its total minimum throughput commitments at our terminals for the second quarter of 2014.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the three months ended March 31, 2014 represent the results of our consolidated results of operations, while the financial results for the three months ended March 31, 2013 represent the results of operations of our Predecessor. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	2013
Operating revenues – related party	$21,531	$23,478
Costs and expenses:
Operating expenses	5,726	4,296
General and administrative expenses	2,595	1,057
Depreciation expense	3,058	3,469
Total costs and expenses	11,379	8,822
Operating income	10,152	14,656
Other income, net	648	26
Interest expense	(228)	(55)
Income before income taxes	10,572	14,627
Income tax expense	90	107
Net income	10,482	$14,520
Less: Net income attributable to Predecessor	—	14,520
Net income attributable to partners	10,482	$—
Less: General partner’s interest in net income	210
Limited partners’ interest in net income	$10,272

Net income per limited partner unit (basic and diluted):
Common units	$0.18
Subordinated units	$0.18

Weighted average number of limited partner units outstanding:
Common units – public (basic)	17,250
Common units – public (diluted)	17,252
Common units – Valero (basic and diluted)	11,540
Subordinated units – Valero (basic and diluted)	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended March 31,
	2014	2013
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$10,480	$14,206
Pipeline transportation throughput (BPD) (a)	574,512	591,702
Average pipeline transportation revenue per barrel (b)	$0.20	$0.27

Terminaling:
Terminaling revenues	$11,051	$4,197
Terminaling throughput (BPD)	438,836	132,240
Average terminaling revenue per barrel (b)	$0.28	$0.35

Storage revenues (c)	$—	$5,075

Total operating revenues – related party	$21,531	$23,478

Capital expenditures:
Maintenance	$864	$258
Expansion	—	907
Total capital expenditures	$864	$1,165

Other financial information:
Quarterly distribution declared per unit	$0.2125	n/a

Distribution declared:
Limited partner units – public	$3,667	n/a
Limited partner units – Valero	8,570	n/a
General partner units – Valero	250	n/a
Total distribution declared	$12,487	n/a
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, these storage capacity lease agreements were replaced with terminaling fees.

Operating revenues decreased $1.9 million, or 8 percent, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is primarily due to:

•
A decrease of $2.7 million at our Memphis logistics system driven by lower throughput volumes throughout the system. Crude throughput volumes in the Collierville crude system decreased by 23 percent and refined petroleum product pipeline and terminal throughput in the Memphis products system decreased by 40 percent and 19 percent, respectively. The decrease in volumes was attributed to harsh winter weather conditions during the early part of the first quarter of 2014, which affected the supply of crude oil, and therefore production, at Valero’s Memphis refinery. In addition, in the latter part of the first quarter of 2014, a unit shutdown at the refinery led to the acceleration of a planned turnaround.

•	A decrease of $232,000 at our Port Arthur products system attributable to the impact from the tiered rate structure in our commercial agreements with Valero as compared to amounts previously charged.

•
An increase of $955,000 at our Lucas crude system primarily attributable to a 29 percent increase in pipeline volumes and our new commercial agreement with Valero, which incorporates a terminal throughput fee at our Lucas crude system.

Operating expenses increased $1.4 million, or 33 percent, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to higher maintenance expenses of $719,000 across most of our system during the first quarter of 2014. The higher planned maintenance expenses were primarily at our Collierville and Lucas crude systems and our Memphis and Port Arthur products systems related to pipeline and tank inspection, cleaning, and repair work for regulatory compliance purposes. In addition, insurance expense increased $548,000 as a result of us acquiring our own insurance policies. Prior to being a separate publicly traded partnership, we were allocated a portion of Valero’s insurance costs.
General and administrative expenses increased $1.5 million, or 146 percent, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to higher costs following the Offering due to being a separate public company. During the three months ended March 31, 2014, we incurred incremental costs of $928,000 related to the management fee charged to us by Valero as compared to amounts allocated by Valero to our Predecessor for the three months ended March 31, 2013, and we incurred $610,000 in additional incremental costs of being a separate publicly traded partnership.
Depreciation expense decreased $411,000, or 12 percent, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the write off of the remaining net book value of $306,000 in 2013 associated with a tank at our Lucas crude system that was no longer in service.
“Other income, net” increased $622,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to interest income (net of bank fees) of $298,000 earned on our cash and cash equivalents and incremental income of $345,000 from the sale of scrap metal in the three months ended March 31, 2014. Prior to the Offering, our Predecessor participated in Valero’s centralized cash management system; therefore, it held no cash or cash equivalents, and no interest income was allocated to our Predecessor by Valero.
Interest expense increased $173,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to commitment fees of $131,000 related to our revolving credit facility, which we entered into in connection with the Offering.

CAPITAL RESOURCES AND LIQUIDITY
Historically, our sources of liquidity included cash generated from operations and funding from Valero, and we participated in Valero’s centralized cash management system. Our cash receipts were deposited in Valero’s bank accounts and all cash disbursements were made from those accounts. Because we maintained no bank accounts dedicated solely to our assets, our Predecessor financial statements reflect a zero cash balance.
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
We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to approximately $12.5 million per quarter, or $49.9 million per year in the aggregate, based on the number of common, subordinated, and general partner units outstanding as of March 31, 2014. We do not have a legal obligation to pay this distribution.
Our distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Date of Declaration	Record Date	Date of Distribution
December 31, 2013	$0.037	$2,174	January 20, 2014	January 31, 2014	February 12, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014

Revolving Credit Facility
In connection with the Offering, we entered into a $300.0 million senior unsecured revolving credit facility that matures in 12/31/2018. The facility includes sub-facilities for swingline loans and letters of credit. As of March 31, 2014, no amounts were outstanding under this facility. See Note 4 of Condensed Notes to Consolidated Financial Statements for a description of our revolving credit facility.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash flows provided by (used in):
Operating activities	$16,322	$17,774
Investing activities	(864)	(1,165)
Financing activities	(6,717)	(16,609)
Increase in cash and cash equivalents	$8,741	$—

Operating Activities
Our operations generated $16.3 million in cash for the three months ended in March 31, 2014 compared to $17.8 million for the three months ended March 31, 2013. The decline in cash flows from operating activities was attributable to a reduction in net income and was driven primarily by a decrease in our operating revenues, an increase in maintenance costs, and an increase in incremental costs associated with being a separate publicly traded partnership as discussed above under “RESULTS OF OPERATIONS.”
Investing Activities
Our investing activities were solely related to capital expenditures of $864,000 and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Our net cash used in financing activities for the three months ended March 31, 2014 was $6.7 million compared to $16.6 million for the three months ended March 31, 2013. Cash used for financing activities in 2014 consisted primarily of the payment of $3.2 million of offering costs related to the Offering, $2.2 million of distributions paid to limited partners and the general partner, and $1.1 million of debt issuance costs related to the $300.0 million senior unsecured revolving credit facility we entered into in connection with the Offering. For the three months ended March 31, 2013, our financing activities consisted primarily of net transfers to Valero as a result of participating in Valero’s centralized cash management system.
Capital Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business.
Our capital expenditures were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Maintenance	$864	$258
Expansion	—	907
Total capital expenditures	$864	$1,165
Our capital expenditures for the three months ended March 31, 2014 were primarily associated with the construction of:

•	improvements in pipeline and tank monitoring at our Lucas crude system; and

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system.

Our capital expenditures for the three months ended March 31, 2013 were primarily directed toward the following activities:

•	biodiesel blending system improvements at our Memphis truck rack; and

•	installation of metering equipment on our Port Arthur products system pipelines and a pipeline connection to Oiltanking’s Beaumont marine terminal.
We expect to incur capital expenditures of approximately $6.1 million for the remainder of 2014, including additional spending associated with the planned interconnection with the TransCanada Keystone pipeline, which is expected to be placed into service in the third quarter of 2014. Also included in our planned 2014 capital expenditures is spending to complete automation improvements to the loading and additive blending systems at our Memphis truck rack, upgrade of metering equipment on our Collierville crude pipeline, and upgrade tanks at our Port Arthur products system terminal. We continuously evaluate our capital budget and make changes as conditions warrant.
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
Contractual Obligations
As of March 31, 2014, our contractual obligations included debt, capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of our business with respect to these contractual obligations during the three months ended March 31, 2014.
Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by FERC under the ICA and EPAct. Our pipelines and terminal operations are also subject to safety regulations adopted by the DOT, as well as to state regulations. For more information on federal and state regulations affecting our business, please read our annual report on Form 10-K for the year ended December 31, 2013.
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
As of March 31, 2014, there have been no significant changes to our environmental matters and compliance costs since our annual report on Form 10-K for the year ended December 31, 2013 was filed.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2014, there have been no significant changes to our critical accounting estimates since our annual report on Form 10-K for the year ended December 31, 2013 was filed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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
Any debt that we incur under our revolving credit facility will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. There were no borrowings or letters of credit outstanding under our revolving credit agreement as of March 31, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 5 of Condensed Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

Exhibit No.	Description

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Donna M. Titzman
Donna M. Titzman
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: May 14, 2014