Form 10-Q
period 2014-06-30
VALERO ENERGY PARTNERS LP
filed 2014-08-11
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Yes ☐ No ☑
The registrant had 28,795,197 common units, 28,789,989 subordinated units, and 1,175,102 general partner units outstanding at July 31, 2014.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$381,815	$375,118
Receivables from related party	6,029	7,150
Prepaid expenses and other	374	276
Total current assets	388,218	382,544
Property and equipment, at cost	378,237	375,542
Accumulated depreciation	(109,234)	(103,358)
Property and equipment, net	269,003	272,184
Deferred charges and other assets, net	1,550	1,714
Total assets	$658,771	$656,442
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$1,121	$1,048
Accounts payable	2,488	8,289
Accrued liabilities	540	158
Taxes other than income taxes	609	734
Deferred revenue from related party	557	85
Total current liabilities	5,315	10,314
Capital lease obligations, net of current portion	2,320	3,079
Deferred income taxes	830	814
Other long-term liabilities	658	644
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,255,208 and 17,250,000 units outstanding)	372,218	369,825
Common unitholder – Valero (11,539,989 and 11,539,989 units outstanding)	77,571	75,998
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	193,532	189,601
General partner – Valero (1,175,102 and 1,175,102 units outstanding)	6,327	6,167
Total partners’ capital	649,648	641,591
Total liabilities and partners’ capital	$658,771	$656,442

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues – related party	$23,660	$22,865	$45,191	$46,343
Costs and expenses:
Operating expenses	5,738	5,551	11,464	9,847
General and administrative expenses	2,848	1,357	5,443	2,414
Depreciation expense	3,024	2,984	6,082	6,453
Total costs and expenses	11,610	9,892	22,989	18,714
Operating income	12,050	12,973	22,202	27,629
Other income, net	491	24	1,139	50
Interest expense	(221)	(47)	(449)	(102)
Income before income taxes	12,320	12,950	22,892	27,577
Income tax expense	120	1,337	210	1,444
Net income	12,200	$11,613	22,682	$26,133
Less: General partner’s interest in net income	244		454
Limited partners’ interest in net income	$11,956		$22,228

Net income per limited partner unit (basic and diluted):
Common units	$0.21		$0.39
Subordinated units	$0.21		$0.39

Weighted-average limited partner units outstanding (basic and diluted):
Common units – public	17,250		17,250
Common units – Valero	11,540		11,540
Subordinated units – Valero	28,790		28,790

Cash distribution declared per unit	$0.2225		$0.4350

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2012	$—	$—	$—	$—	$265,369	$265,369
Net income	—	—	—	—	26,133	26,133
Net transfers to Valero	—	—	—	—	(30,841)	(30,841)
Balance as of June 30, 2013	$—	$—	$—	$—	$260,661	$260,661

Balance as of December 31, 2013	$369,825	$75,998	$189,601	$6,167	$—	$641,591
Net income	6,662	4,452	11,114	454	—	22,682
Cash distributions to unitholders	(4,305)	(2,879)	(7,183)	(294)	—	(14,661)
Unit-based compensation	36	—	—	—	—	36
Balance as of June 30, 2014	$372,218	$77,571	$193,532	$6,327	$—	$649,648
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,682	$26,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,082	6,453
Deferred income tax expense	16	1,241
Changes in current assets and current liabilities	580	(46)
Other noncash expense (income), net	22	(218)
Net cash provided by operating activities	29,382	33,563
Cash flows from investing activities:
Capital expenditures	(3,224)	(2,154)
Net cash used in investing activities	(3,224)	(2,154)
Cash flows from financing activities:
Repayments of capital lease obligations	(506)	(537)
Offering costs	(3,223)	—
Debt issuance costs	(1,071)	—
Cash distributions to unitholders	(14,661)	—
Net transfers to Valero	—	(30,872)
Net cash used in financing activities	(19,461)	(31,409)
Net increase in cash and cash equivalents	6,697	—
Cash and cash equivalents at beginning of period	375,118	—
Cash and cash equivalents at end of period	$381,815	$—
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS, INITIAL PUBLIC OFFERING, AND BASIS OF PRESENTATION
Business
Valero Energy Partners LP (the Partnership) is a fee-based, traditional master limited partnership formed by Valero (defined below) in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, the Partnership completed its initial public offering (the Offering) of 17,250,000 common units representing limited partner interests. References in this report to the “Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole for periods after the Offering. For periods prior to the Offering, those terms refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
Immediately following the Offering, the Partnership included the assets, liabilities, and results of operations of certain crude oil and refined petroleum products pipelines, terminals, and other logistics assets previously owned and operated by Valero (as described below and referred to as the Contributed Assets). Prior to the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to Valero Energy Partners LP Predecessor.
As of June 30, 2014, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur, McKee, and Memphis refineries.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero and, prior to the Offering, by leasing certain crude oil and refined petroleum products storage capacity to Valero.
On July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million as further described in Note 10.

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The results of operations and cash flows for the three and six months ended June 30, 2013 were derived from the consolidated financial statements and accounting records of Valero and they reflect the combined historical results of operations and cash flows of the Contributed Assets as if such businesses had been combined prior to the Offering. There were no transactions among the operations of the Contributed Assets; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition, the statements of income for the three and six months ended June 30, 2013 include direct charges for the management and operation of our logistics assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the Offering, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us and we reflected transfers of cash to and from Valero’s cash management system as a component of net investment. These net transfers of cash were reflected as a financing activity in our statements of cash flows. We also did not include any interest income on the net cash transfers to Valero. In conjunction with the Offering, we established separate bank accounts and no longer participate in Valero’s centralized cash management system.
The balance sheets as of June 30, 2014 and December 31, 2013 and the results of operations and cash flows for the three and six months ended June 30, 2014 reflect the consolidated balances and activities of Valero Energy Partners LP. Intercompany balances and transactions have been eliminated in consolidation.
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2014 and 2013 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The balance sheet as of December 31, 2013 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2014, the Financial Accounting Standards Board amended the ASC and issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new standard or retrospectively with a cumulative effect adjustment to partners’ capital as of the date of initial application. Early adoption is not permitted. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	RELATED-PARTY TRANSACTIONS
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	June 30, 2014	December 31, 2013

Trade receivables – related party	$7,483	$4,196
Due from (to) related party	(1,454)	2,954
Receivables from related party	$6,029	$7,150
The amounts shown in our balance sheets as deferred revenue from related party represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements.
The following table reflects significant transactions with Valero (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues – related party	$23,660	$22,865	$45,191	$46,343
Operating expenses	1,544	1,881	3,083	2,961
General and administrative expenses	2,085	1,357	4,170	2,414
Prior to the Offering, costs associated with Valero’s benefit plans were included in the costs allocated to our Predecessor from Valero. Our share of pension and postretirement costs and defined contribution plans costs was as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Pension and postretirement costs	$194	$372
Defined contribution plan costs	72	138
Concentration Risk
Our operating revenues were derived solely from Valero. Therefore, we are subject to the business risks associated with Valero’s business.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	REVOLVING CREDIT FACILITY
We have a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders. The Revolver matures in December 2018 and we may request two additional one-year extensions, subject to certain conditions. The Revolver includes sub-facilities for swingline loans and letters of credit. Our obligations under the Revolver will be jointly and severally guaranteed by all of our directly owned material subsidiaries. As of June 30, 2014 and December 31, 2013, the only guarantor under the Revolver was our wholly owned subsidiary, Valero Partners Operating Co. LLC.
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
As of June 30, 2014 and December 31, 2013, there were no borrowings outstanding under the Revolver and we had no letters of credit outstanding under the Revolver. In addition, there were no borrowings or repayments under the Revolver during the six months ended June 30, 2014. As of June 30, 2014, our ratio of total debt to EBITDA, calculated in accordance with the terms of the Revolver, was 0.1. We believe that we will remain in compliance with this covenant.

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
Unit Activity
On January 20, 2014, the board of directors of our general partner authorized a grant of 1,736 restricted units under the Valero Energy Partners LP 2013 Incentive Compensation Plan to each of its three independent directors for a total of 5,208 restricted units, in tandem with an equal number of distribution equivalent rights (DERs). This grant of restricted units resulted in the recognition of unit-based compensation expense and an increase in partners’ capital of $25,000 and $36,000 for the three and six months ended June 30, 2014, respectively. The restricted units are scheduled to vest on January 20, 2017, subject to the terms of the plan, at which time, each participant will be entitled to receive an equal number of unrestricted common units of the Partnership. The DERs will be paid to the participants in cash as of each record payment date during the period the restricted units are outstanding.
Cash Distributions
Our partnership agreement prescribes the calculation to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Date of Declaration	Record Date	Date of Distribution
December 31, 2013	$0.037	$2,174	January 20, 2014	January 31, 2014	February 12, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014

Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
General partner’s distribution	$261	$511
Limited partners’ distributions:
Common – public	3,839	7,506
Common – Valero	2,568	5,020
Subordinated – Valero	6,406	12,524
Total limited partners’ distributions	12,813	25,050
Total cash distributions	$13,074	$25,561

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	NET INCOME PER LIMITED PARTNER UNIT
Net income per limited partner unit is calculated only for the three and six months ended June 30, 2014 as no units were outstanding prior to the Offering. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit. Earnings less than distributions are allocated to our general partner and limited partners based on their respective ownership interests.
When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings less than distributions (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income	$12,200	$22,682
Less distributions declared on:
Limited partner common units – public	3,839	7,506
Limited partner common units – Valero	2,568	5,020
Limited partner subordinated units – Valero	6,406	12,524
General partner	261	511
Total distributions declared	13,074	25,561
Earnings less than distributions	$(874)	$(2,879)

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit for the three and six months ended June 30, 2014 was computed as follows (in thousands, except per unit amounts):

	Three Months Ended June 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – Valero	Limited Partner Subordinated Units – Valero	General Partner	Total
Net income:
Distributions declared	$3,839	$2,568	$6,406	$261	$13,074
Earnings less than distributions	(255)	(174)	(428)	(17)	(874)
Net income	$3,584	$2,394	$5,978	$244	$12,200

Weighted-average units outstanding (basic and diluted)	17,250	11,540	28,790

Net income per limited partner unit (basic and diluted):
Distributions declared	$0.2225	$0.2225	$0.2225
Earnings less than distributions	(0.0149)	(0.0149)	(0.0149)
Net income per limited partner unit	$0.2076	$0.2076	$0.2076
Net income per limited partner unit (rounded)	$0.21	$0.21	$0.21

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – Valero	Limited Partner Subordinated Units – Valero	General Partner	Total
Net income:
Distributions declared	$7,506	$5,020	$12,524	$511	$25,561
Earnings less than distributions	(844)	(568)	(1,410)	(57)	(2,879)
Net income	$6,662	$4,452	$11,114	$454	$22,682

Weighted-average units outstanding (basic and diluted)	17,250	11,540	28,790

Net income per limited partner unit (basic and diluted):
Distributions declared	$0.435	$0.435	$0.435
Earnings less than distributions	(0.049)	(0.049)	(0.049)
Net income per limited partner unit	$0.386	$0.386	$0.386
Net income per limited partner unit (rounded)	$0.39	$0.39	$0.39

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Decrease (increase) in current assets:
Receivables from related party	$5,415	$3
Prepaid expenses and other	(98)	(90)
Increase (decrease) in current liabilities:
Accounts payable	(5,466)	—
Accrued liabilities	382	—
Taxes other than income taxes	(125)	—
Deferred revenue from related party	472	—
Deferred revenue from third party	—	41
Changes in current assets and current liabilities	$580	$(46)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid, and

•	amounts accrued for offering costs and debt issuance costs were reflected in financing activities when paid.
There were no significant noncash investing or financing activities for the six months ended June 30, 2014 and 2013.

The following is a reconciliation of the amounts presented as net transfers to Valero on our statement of partners’ capital and statement of cash flows (in thousands).

Six Months Ended June 30, 2013
Net transfers to Valero per statement of partners’ capital	$(30,841)
Less: Noncash transfers to Valero	31
Net transfers to Valero per statement of cash flows	$(30,872)

Noncash transfers to Valero primarily represent the change in amounts accrued for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Interest paid	$465	$320
Income taxes paid	9	203

9.	FAIR VALUE OF FINANCIAL INSTRUMENT
The fair value of cash and cash equivalents approximates the carrying value due to the low level of credit risk of these assets combined with their market interest rates. The fair value measurement for cash and cash equivalents is categorized as Level 1 in the fair value hierarchy. Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.

10.	SUBSEQUENT EVENT
On July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million. The Texas Crude Systems Business is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee Crude System, the Three Rivers Crude System, and the Wynnewood Products System. In connection with this acquisition, we entered into additional schedules under our existing master transportation services agreement and master terminal services agreement with Valero with respect to each system. Each system’s schedule constitutes a binding agreement between us and Valero for transportation or terminaling services (as applicable). Each schedule has an initial term of 10 years with one five-year renewal at Valero’s option and contains minimum throughput requirements and inflation escalators. We also amended and restated our omnibus agreement with Valero and our general partner entered into an amended services and secondment agreement with Valero. This acquisition will be accounted for as a transfer of a business between entities under common control. As such, we will record on our balance sheet the assets acquired and liabilities assumed from Valero at Valero’s historical basis instead of fair value. The historical basis of the assets acquired was approximately $80.0 million as of July 1, 2014.

We have not provided disclosure of pro forma financial information for the periods presented in these financial statements due to the recent closing of this transaction. Valero managed and operated the Texas Crude Systems Business as part of its refining operations and historical U.S. GAAP financial information specific to the Texas Crude Systems Business is not yet available as certain charges and allocations of expenses related to these assets have not been determined as of June 30, 2014 and for the six months then ended.

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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q, including without limitation our disclosures below under the headings “OVERVIEW” and “OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
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
As of June 30, 2014, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur, McKee, and Memphis refineries. The results of operations for the three and six months ended June 30, 2014 represent our consolidated financial results, while the results of operations for the three and six months ended June 30, 2013 represent the financial results of our Predecessor.
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

For the second quarter of 2014, we reported net income of $12.2 million compared to net income of $11.6 million for the second quarter of 2013. Net income per limited partner unit was $0.21 for the second quarter of 2014. We did not report net income per limited partner unit for the second quarter of 2013 because we were wholly owned by Valero during that period. The increase in net income of $587,000 in the second quarter of 2014 compared to the second quarter of 2013 is primarily due to a $795,000 increase in operating revenues due primarily to higher pipeline volumes in our Port Arthur logistics system, a $467,000 increase in other income, and a $1.2 million decrease in income tax expense, offset by a $1.7 million increase in costs and expenses.

For the first six months of 2014, we reported net income of $22.7 million compared to net income of $26.1 million for the first six months of 2013. Net income per limited partner unit was $0.39 for the first six months of 2014. We did not report net income per limited partner unit for the first six months of 2013 because we were wholly owned by Valero during that period. The decrease in net income of $3.4 million in the first six months of 2014 compared to the first six months of 2013 is due primarily to a $5.4 million decrease in operating income caused by a $1.1 million decrease in operating revenues due primarily to lower pipeline and terminaling volumes in our Memphis logistics system and a $4.3 million increase in costs and expenses. This decrease in operating income was offset by a $1.1 million increase in other income and $1.2 million decrease in income tax expense.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
Effective July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million. In connection with this acquisition, we entered into various commercial agreements with Valero regarding transportation and terminaling services to be provided by us with respect to the crude oil and refined petroleum products systems described below, and we amended and restated our omnibus agreement with Valero. In addition, our general partner entered into an amended services and secondment agreement with Valero.
The Texas Crude Systems Business is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems. The Texas Crude Systems Business consists of:

•
McKee Crude System. The McKee Crude System is a crude oil system that supports Valero’s McKee refinery located in Sunray, Texas. The system has a throughput capacity of 72,000 barrels per day and consists of more than 200 miles of pipelines, 20 crude oil truck unloading sites with lease automatic custody transfer units, and approximately 240,000 barrels of storage capacity.

•
Three Rivers Crude System. The Three Rivers Crude System, located in the Eagle Ford shale region in South Texas, consists of 11 crude oil truck unloading sites with lease automatic custody transfer units and a 1-mile, 12-inch pipeline with a capacity of 110,000 barrels per day. The system delivers crude oil received from the truck unloading sites and pipeline connections to tanks at Valero’s Three Rivers refinery. The system also receives locally produced crude oil via connections to the Harvest Arrowhead pipeline system and the Plains Gardendale pipeline for processing at the Three Rivers refinery or for shipment through third-party pipelines to Valero’s two refineries in Corpus Christi, Texas.

•
Wynnewood Products System. The Wynnewood Products System is the primary distribution outlet for Valero’s Ardmore Refinery in Ardmore, Oklahoma. The Wynnewood Products System consists of a 30-mile, 12-inch refined petroleum products pipeline with 90,000 barrels per day of capacity and two tanks with a total of 180,000 barrels of storage capacity. The system connects Valero’s Ardmore refinery to the Magellan refined products pipeline system.

OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. We expect that Valero will ship volumes in excess of its total minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its total minimum throughput commitments at our terminals during the second half of 2014.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the three and six months ended June 30, 2014 represent our consolidated results of operations, while the financial results for the three and six months ended June 30, 2013 represent the results of operations of our Predecessor. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,
	2014	2013	Change
Operating revenues – related party	$23,660	$22,865	$795
Costs and expenses:
Operating expenses	5,738	5,551	187
General and administrative expenses	2,848	1,357	1,491
Depreciation expense	3,024	2,984	40
Total costs and expenses	11,610	9,892	1,718
Operating income	12,050	12,973	(923)
Other income, net	491	24	467
Interest expense	(221)	(47)	(174)
Income before income taxes	12,320	12,950	(630)
Income tax expense	120	1,337	(1,217)
Net income	12,200	11,613	587
Less: Net income attributable to Predecessor	—	11,613	(11,613)
Net income attributable to partners	12,200	$—	$12,200
Less: General partner’s interest in net income	244
Limited partners’ interest in net income	$11,956

Net income per limited partner unit (basic and diluted):
Common units	$0.21
Subordinated units	$0.21

Weighted average limited partner units outstanding (basic and diluted):
Common units – public	17,250
Common units – Valero	11,540
Subordinated units – Valero	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended June 30,
	2014	2013	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$11,128	$13,647	$(2,519)
Pipeline transportation throughput (BPD) (a)	622,209	571,026	51,183
Average pipeline transportation revenue per barrel (b)	$0.20	$0.26	$(0.06)

Terminaling:
Terminaling revenues	$12,532	$4,293	$8,239
Terminaling throughput (BPD)	499,424	132,962	366,462
Average terminaling revenue per barrel (b)	$0.28	$0.35	$(0.07)

Storage revenues (c)	$—	$4,925	$(4,925)

Total operating revenues – related party	$23,660	$22,865	$795

Capital expenditures:
Maintenance	$1,005	$289	$716
Expansion	1,355	700	655
Total capital expenditures	$2,360	$989	$1,371

Other financial information:
Quarterly distribution declared per unit	$0.2225	n/a

Distribution declared:
Limited partner units – public	$3,839	n/a
Limited partner units – Valero	8,974	n/a
General partner units – Valero	261	n/a
Total distribution declared	$13,074	n/a
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, these storage capacity lease agreements were replaced with terminaling fees.

Operating revenues increased $795,000, or 3 percent, for the second quarter of 2014 compared to the second quarter of 2013. The increase was due primarily to:

•
An increase of $2.4 million at our Port Arthur logistics system primarily attributable to a 71 percent increase in pipeline volumes resulting from refinery expansion projects and improved refinery operations and our new commercial agreement with Valero, which incorporates a terminal throughput fee at our Lucas crude system.

•
A decrease of $1.6 million at our Memphis logistics system driven by lower throughput volumes throughout the system. Crude oil throughput volumes in the Collierville crude system decreased by 26 percent, and refined petroleum product pipeline throughput volumes in the Memphis products system decreased by 24 percent. The decreases in volumes were attributed to a planned turnaround at Valero’s Memphis refinery.

Operating expenses increased $187,000, or 3 percent, for the second quarter of 2014 compared to the second quarter of 2013 due to higher insurance expense of $545,000 as a result of us acquiring our own insurance policies. Prior to being a separate publicly traded limited partnership, we were allocated a portion of Valero’s insurance costs. The increased insurance expense was partially offset by a charge for sales taxes of $312,000 during the second quarter of 2013 related to the settlement of a Texas sales tax audit that did not recur.
General and administrative expenses increased $1.5 million, or 110 percent, for the second quarter of 2014 compared to the second quarter of 2013 due primarily to higher costs following the Offering due to being a separate publicly traded limited partnership. During the second quarter of 2014, we incurred incremental costs of $629,000 related to the management fee charged to us by Valero as compared to amounts allocated by Valero to our Predecessor for the second quarter of 2013, and $554,000 of additional incremental costs of being a separate publicly traded limited partnership. In the second quarter of 2014, we also incurred $308,000 in costs related to the July 1, 2014 acquisition of the Texas Crude Systems Business.
“Other income, net” increased $467,000 for the second quarter of 2014 compared to the second quarter of 2013 due primarily to interest income (net of bank fees) of $258,000 earned on our cash and cash equivalents and incremental income of $177,000 from the sale of scrap metal and right-of-way fees collected during the second quarter of 2014. Prior to the Offering, our Predecessor participated in Valero’s centralized cash management system; therefore, it held no cash or cash equivalents, and no interest income was allocated to our Predecessor by Valero.
Interest expense increased $174,000 for the second quarter of 2014 compared to the second quarter of 2013 due primarily to commitment fees of $133,000 related to our revolving credit facility, which we entered into in connection with the Offering.
Our income tax expense is associated with the Texas margin tax. Our effective tax rate was 1 percent during the second quarter of 2014 compared to 10 percent during the second quarter of 2013. The decrease was due primarily to deferred tax expense recorded in 2013 in connection with the initial recognition of a deferred tax liability associated with a change in the law with respect to the Texas margin tax. Because this was a one-time item associated with a law change, our effective tax rate returned to previous levels.

Results of Operations
(in thousands, except per unit amounts)

	Six Months Ended June 30,
	2014	2013	Change
Operating revenues – related party	$45,191	$46,343	$(1,152)
Costs and expenses:
Operating expenses	11,464	9,847	1,617
General and administrative expenses	5,443	2,414	3,029
Depreciation expense	6,082	6,453	(371)
Total costs and expenses	22,989	18,714	4,275
Operating income	22,202	27,629	(5,427)
Other income, net	1,139	50	1,089
Interest expense	(449)	(102)	(347)
Income before income taxes	22,892	27,577	(4,685)
Income tax expense	210	1,444	(1,234)
Net income	22,682	26,133	(3,451)
Less: Net income attributable to Predecessor	—	26,133	(26,133)
Net income attributable to partners	22,682	$—	$22,682
Less: General partner’s interest in net income	454
Limited partners’ interest in net income	$22,228

Net income per limited partner unit (basic and diluted):
Common units	$0.39
Subordinated units	$0.39

Weighted average limited partner units outstanding (basic and diluted):
Common units – public	17,250
Common units – Valero	11,540
Subordinated units – Valero	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Six Months Ended June 30,
	2014	2013	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$21,608	$27,853	$(6,245)
Pipeline transportation throughput (BPD) (a)	598,492	581,307	17,185
Average pipeline transportation revenue per barrel (b)	$0.20	$0.26	$(0.06)

Terminaling:
Terminaling revenues	$23,583	$8,490	$15,093
Terminaling throughput (BPD)	469,297	132,603	336,694
Average terminaling revenue per barrel (b)	$0.28	$0.35	$(0.07)

Storage revenues (c)	$—	$10,000	$(10,000)

Total operating revenues – related party	$45,191	$46,343	$(1,152)

Capital expenditures:
Maintenance	$1,869	$547	$1,322
Expansion	1,355	1,607	(252)
Total capital expenditures	$3,224	$2,154	$1,070

Other financial information:
Quarterly distribution declared per unit	$0.4350	n/a

Distribution declared:
Limited partner units – public	$7,506	n/a
Limited partner units – Valero	17,544	n/a
General partner units – Valero	511	n/a
Total distribution declared	$25,561	n/a
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, these storage capacity lease agreements were replaced with terminaling fees.

Operating revenues decreased $1.2 million, or 2 percent, for the first six months of 2014 compared to the first six months of 2013. The decrease was due primarily to:

•
A decrease of $4.3 million at our Memphis logistics system driven by lower throughput volumes throughout the system. Refined petroleum product pipeline and terminal throughput volumes in the Memphis products system decreased by 33 percent and 10 percent, respectively, and crude oil throughput volumes in the Collierville crude system decreased by 25 percent. The decreases in volumes were attributed to harsh winter weather conditions during the early part of 2014, which affected the supply of crude oil, and therefore production, at Valero’s Memphis refinery. In addition, volumes were negatively impacted by a planned turnaround at the Memphis refinery during the first six months of 2014.

•
An increase of $3.1 million at our Port Arthur logistics system primarily attributable to a 49 percent increase in pipeline volumes resulting from refinery expansion projects and improved refinery operations and our new commercial agreement with Valero, which incorporates a terminal throughput fee at our Lucas crude system.

Operating expenses increased $1.6 million, or 16 percent, for the first six months of 2014 compared to the first six months of 2013 due primarily to an increase of $1.1 million in insurance expense as a result of us acquiring our own insurance policies. Prior to being a separate publicly traded limited partnership, we were allocated a portion of Valero’s insurance costs. In addition, maintenance expense increased $622,000 due primarily to work at our Collierville crude system, which included repair of a crude prover and tank inspection, cleaning, and repair work for regulatory and compliance purposes.
General and administrative expenses increased $3.0 million, or 125 percent, for the first six months of 2014 compared to the first six months of 2013 due primarily to higher costs following the Offering due to being a separate publicly traded limited partnership. During the first six months of 2014, we incurred incremental costs of $1.6 million related to the management fee charged to us by Valero as compared to amounts allocated by Valero to our Predecessor for the first six months of 2013, and $1.2 million in additional incremental costs of being a separate publicly traded limited partnership. We also incurred $308,000 in costs related to the July 1, 2014 acquisition of the Texas Crude Systems Business.
Depreciation expense decreased $371,000, or 6 percent, for the first six months of 2014 compared to the first six months of 2013 due primarily to the write off of the remaining net book value of $306,000 in 2013 associated with a tank at our Lucas crude system that was no longer in service.
“Other income, net” increased $1.1 million for the first six months of 2014 compared to the first six months of 2013 due primarily to interest income (net of bank fees) of $556,000 earned on our cash and cash equivalents and incremental income of $522,000 from the sale of scrap metal and right-of-way fees collected during the first six months of 2014. Prior to the Offering, our Predecessor participated in Valero’s centralized cash management system; therefore, it held no cash or cash equivalents, and no interest income was allocated to our Predecessor by Valero.
Interest expense increased $347,000 for the first six months of 2014 compared to the first six months of 2013 due primarily to commitment fees of $264,000 related to our revolving credit facility, which we entered into in connection with the Offering.
Our income tax expense is associated with the Texas margin tax. Our effective tax rate was 1 percent during the first six months of 2014 compared to 5 percent during the first six months of 2013. The decrease was due primarily to deferred tax expense recorded in 2013 in connection with the initial recognition of a deferred tax liability associated with a change in the law with respect to the Texas margin tax. Because this was a one-time item associated with a law change, our effective tax rate returned to previous levels.
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
On July 15, 2014, the board of directors of our general partner declared a distribution of $0.2225 per unit applicable to the second quarter of 2014, which equates to $13.1 million based on the number of common, subordinated, and general partner units outstanding as of June 30, 2014. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit. We do not have a legal obligation to pay this minimum quarterly distribution.
Our distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Date of Declaration	Record Date	Date of Distribution
December 31, 2013	$0.037	$2,174	January 20, 2014	January 31, 2014	February 12, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014

Revolving Credit Facility
In connection with the Offering, we entered into a $300.0 million senior unsecured revolving credit facility that matures on December 31, 2018. The facility includes sub-facilities for swingline loans and letters of credit. As of June 30, 2014, no amounts were outstanding under this facility. See Note 4 of Condensed Notes to Consolidated Financial Statements for a description of our revolving credit facility.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$29,382	$33,563
Investing activities	(3,224)	(2,154)
Financing activities	(19,461)	(31,409)
Increase in cash and cash equivalents	$6,697	$—
Operating Activities
Our operations generated $29.4 million in cash for the first six months of 2014 compared to $33.6 million for the first six months of 2013. The decline in cash flows from operating activities was attributable to a reduction in net income and was driven primarily by a decrease in our operating revenues, an increase in maintenance costs, and an increase in incremental costs associated with being a separate publicly traded limited partnership as discussed above under “RESULTS OF OPERATIONS.”
Investing Activities
Our investing activities were solely related to capital expenditures of $3.2 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Our net cash used in financing activities for the first six months of 2014 was $19.5 million compared to $31.4 million for the first six months of 2013. Cash used for financing activities in 2014 consisted primarily of payments of $14.7 million for distributions paid to limited partners and our general partner, $3.2 million of offering costs related to the Offering, and $1.1 million of debt issuance costs related to the $300.0 million senior unsecured revolving credit facility we entered into in connection with the Offering. For the first six months of 2013, our financing activities consisted primarily of net transfers to Valero as a result of participating in Valero’s centralized cash management system.
Capital Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures as those terms are defined in our partnership agreement. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, examples of expansion capital expenditures include those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business.

Our capital expenditures were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Maintenance	$1,869	$547
Expansion	1,355	1,607
Total capital expenditures	$3,224	$2,154
Our capital expenditures for the first six months of 2014 were primarily associated with the construction of:

•	an interconnection with TransCanada’s Cushing MarketLink pipeline;

•	improvements in pipeline and tank monitoring systems at our Lucas crude system;

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system; and

•	additive blending system improvements at our Memphis truck rack.
Our capital expenditures for the first six months of 2013 were primarily directed toward the following activities:

•	biodiesel blending system improvements at our Memphis truck rack;

•	an interconnection with TransCanada’s Cushing MarketLink pipeline; and

•	installation of metering equipment on our Port Arthur products system pipelines and a pipeline connection to Oiltanking’s Beaumont marine terminal.
For the full year 2014, we expect to incur capital expenditures of approximately $14.0 million, which includes approximately $6.4 million primarily related to an expansion project associated with the Texas Crude Systems Business that was acquired on July 1, 2014. Included in our 2014 budget is $7.4 million for expansion capital expenditures and $6.6 million for maintenance capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant.
We anticipate that these capital expenditures will be funded from cash flows from operations and $3.5 million in prefunding from Valero for certain projects pursuant to our omnibus agreement. The capital expenditure estimate excludes expenditures related to strategic business acquisitions, which we expect to rely primarily upon external financing sources to fund, including borrowings under our revolving credit facility and the issuance of debt and equity securities.
Contractual Obligations
As of June 30, 2014, our contractual obligations included capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to these contractual obligations during the six months ended June 30, 2014.

Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission (FERC) under the Interstate Commerce Act (ICA) and Energy Policy Act (EPAct). Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation (DOT), as well as to state regulations. For more information on federal and state regulations affecting our business, please read our annual report on Form 10-K for the year ended December 31, 2013.
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
As of June 30, 2014, there were no significant changes to our environmental matters and compliance costs since the date our annual report on Form 10-K for the year ended December 31, 2013 was filed.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2014, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2013 was filed.

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
Any debt that we incur under our revolving credit facility will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. There were no borrowings or letters of credit outstanding under our revolving credit agreement as of June 30, 2014.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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

Date: August 11, 2014