Form 10-Q
period 2014-09-30
VALERO ENERGY PARTNERS LP
filed 2014-11-12
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes ☐ No ☑
The registrant had 28,795,197 common units, 28,789,989 subordinated units, and 1,175,102 general partner units outstanding at October 31, 2014.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2014	December 31, 2013 (a)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,834	$375,118
Receivables from related party	8,489	7,150
Prepaid expenses and other	1,738	276
Total current assets	241,061	382,544
Property and equipment, at cost	472,664	468,327
Accumulated depreciation	(122,079)	(114,995)
Property and equipment, net	350,585	353,332
Deferred charges and other assets, net	1,467	1,714
Total assets	$593,113	$737,590
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$1,160	$1,048
Accounts payable	5,940	8,289
Accrued liabilities	844	158
Taxes other than income taxes	799	734
Deferred revenue from related party	314	85
Total current liabilities	9,057	10,314
Capital lease obligations, net of current portion	1,925	3,079
Deferred income taxes	830	941
Other long-term liabilities	1,053	1,092
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,255,208 and 17,250,000 units outstanding)	373,546	369,825
Common unitholder – Valero (11,539,989 and 11,539,989 units outstanding)	57,905	75,998
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	144,472	189,601
General partner – Valero (1,175,102 and 1,175,102 units outstanding)	4,325	6,167
Net investment	—	80,573
Total partners’ capital	580,248	722,164
Total liabilities and partners’ capital	$593,113	$737,590
______________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Texas Crude Systems Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (a)	2014	2013 (a)
Operating revenues – related party	$33,666	$32,012	$94,998	$91,916
Costs and expenses:
Operating expenses	8,553	9,085	24,027	22,611
General and administrative expenses	3,065	1,797	9,392	5,026
Depreciation expense	4,318	4,028	12,087	12,032
Total costs and expenses	15,936	14,910	45,506	39,669
Operating income	17,730	17,102	49,492	52,247
Other income, net	156	61	1,315	111
Interest expense	(214)	(37)	(663)	(139)
Income before income taxes	17,672	17,126	50,144	52,219
Income tax expense	129	156	436	1,734
Net income	17,543	16,970	49,708	50,485
Less: Net income attributable to Predecessor	—	16,970	9,483	50,485
Net income attributable to partners	17,543	$—	40,225	$—
Less: General partner’s interest in net income	351		805
Limited partners’ interest in net income	$17,192		$39,420

Net income per limited partner unit (basic and diluted):
Common units	$0.30		$0.68
Subordinated units	$0.30		$0.68

Weighted-average limited partner units outstanding:
Common units – public (basic)	17,250		17,250
Common units – public (diluted)	17,251		17,251
Common units – Valero (basic and diluted)	11,540		11,540
Subordinated units – Valero (basic and diluted)	28,790		28,790

Cash distribution declared per unit	$0.24		$0.675
______________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Texas Crude Systems Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2012 (a)	$—	$—	$—	$—	$341,260	$341,260
Net income attributable to Predecessor (a)	—	—	—	—	50,485	50,485
Net transfers to Valero Energy Corporation (a)	—	—	—	—	(51,008)	(51,008)
Balance as of September 30, 2013 (a)	$—	$—	$—	$—	$340,737	$340,737

Balance as of December 31, 2013 (a)	$369,825	$75,998	$189,601	$6,167	$80,573	$722,164
Net income:
Attributable to Predecessor	—	—	—	—	9,483	9,483
Attributable to partners	11,814	7,896	19,710	805	—	40,225
Net transfers to Valero Energy Corporation	—	—	—	—	(9,940)	(9,940)
Allocation of Valero Energy Corporation’s net investment in the Texas Crude Systems Business	—	22,276	55,572	2,268	(80,116)	—
Consideration paid to Valero Energy Corporation for the Texas Crude Systems Business	—	(42,818)	(106,822)	(4,360)	—	(154,000)
Cash distributions to unitholders	(8,144)	(5,447)	(13,589)	(555)	—	(27,735)
Unit-based compensation	51	—	—	—	—	51
Balance as of September 30, 2014	$373,546	$57,905	$144,472	$4,325	$—	$580,248
______________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Texas Crude Systems Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013 (a)
Cash flows from operating activities:
Net income	$49,708	$50,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,087	12,032
Deferred income tax expense	43	1,351
Changes in current assets and current liabilities	(1,935)	(44)
Changes in deferred charges and credits and other operating activities, net	(44)	(330)
Net cash provided by operating activities	59,859	63,494
Cash flows from investing activities:
Capital expenditures	(7,282)	(10,488)
Acquisition of the Texas Crude Systems Business from Valero Energy Corporation	(80,116)	—
Proceeds from dispositions of property and equipment	33	8
Net cash used in investing activities	(87,365)	(10,480)
Cash flows from financing activities:
Repayments of capital lease obligations	(772)	(819)
Offering costs	(3,223)	—
Debt issuance costs	(1,071)	—
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Texas Crude Systems Business	(73,884)	—
Cash distributions to unitholders	(27,735)	—
Net transfers to Valero Energy Corporation	(10,093)	(52,195)
Net cash used in financing activities	(116,778)	(53,014)
Net decrease in cash and cash equivalents	(144,284)	—
Cash and cash equivalents at beginning of period	375,118	—
Cash and cash equivalents at end of period	$230,834	$—
______________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Texas Crude Systems Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS, INITIAL PUBLIC OFFERING, AND BASIS OF PRESENTATION
Business
Valero Energy Partners LP (the Partnership) is a fee-based, traditional master limited partnership formed by Valero (defined below) in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, the Partnership completed its initial public offering (the Offering) of 17,250,000 common units representing limited partner interests. References in this report to “Predecessor,” “we,” “us,” or “our” for periods prior to the Offering refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. Activity related to the Acquisition (defined below) for periods prior to the July 1, 2014 acquisition date are also attributable to our Predecessor. References in this report to “the Partnership,” “we,” “us,” or “our” for periods after the Offering refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.

Immediately following the Offering, the Partnership included the assets, liabilities, and results of operations of certain crude oil and refined petroleum products pipelines, terminals, and other logistics assets previously owned and operated by Valero (referred to as the Contributed Assets). Prior to the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to Valero Energy Partners LP Predecessor.

On July 1, 2014, we acquired the Texas Crude Systems Business from Valero (the Acquisition) as described in Note 3.

As of September 30, 2014, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Ardmore, McKee, Memphis, Port Arthur, and Three Rivers refineries.

We generate operating revenues by providing fee-based transportation and terminaling services to Valero and, prior to the Offering, our Predecessor leased certain crude oil and refined petroleum products storage capacity to Valero.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We received $396.8 million of gross proceeds from the sale of 17,250,000 common units to the public. After deducting underwriting discounts, structuring fees, and other offering costs of $27.6 million, our net proceeds from the Offering were $369.2 million. We retained the net proceeds from the Offering for general partnership purposes, which may include acquisitions from Valero and third parties and organic expansion capital expenditures. On July 1, 2014, we used certain of these proceeds for the Acquisition as further described in Note 3.
Basis of Presentation
The Acquisition of the Texas Crude Systems Business was accounted for as a transfer of a business between entities under common control. As entities under the common control of Valero, we recorded the Acquisition on our balance sheet at Valero’s carrying value rather than fair value. Transfers between entities under common control are accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to furnish comparative information. Accordingly, the Partnership’s financial statements and related notes have been retrospectively adjusted to include the historical results of the Texas Crude Systems Business for all periods presented prior to July 1, 2014.
The combined financial statements of our Predecessor were derived from the consolidated financial statements and accounting records of Valero and reflect the combined historical financial position, results of operations, and cash flows of our Predecessor as if the Contributed Assets and the Texas Crude Systems Business had been combined for periods prior to the Offering and the Acquisition.
There were no transactions between the operations of our Predecessor; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition, the statements of income for periods prior to the Offering or the Acquisition include direct charges for the management and operation of our logistics assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the Offering and the Acquisition, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us and we reflected transfers of cash to and from Valero’s cash management system as a component of net investment. These net transfers of cash were reflected as a financing activity in our statements of cash flows. We also did not include any interest income on the net cash transfers to Valero. In conjunction with the Offering, we established separate bank accounts and no longer participate in Valero’s centralized cash management system.
The financial information presented for the periods after the Offering for the Contributed Assets and after July 1, 2014 for the Acquisition represents the consolidated financial position, results of operations, and cash flows of the Partnership. Intercompany balances and transactions have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2014 and 2013 included in these Condensed Notes to Consolidated

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	TEXAS CRUDE SYSTEMS BUSINESS ACQUISITION
On July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million. The Texas Crude Systems Business is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee Crude System, the Three Rivers Crude System, and the Wynnewood Products System. In connection with this acquisition, we entered into additional schedules under our existing master transportation services agreement and master terminal services agreement with Valero with respect to each system. We also amended and restated our omnibus agreement with Valero and our general partner entered into an amended services and secondment agreement with Valero. See Note 4 for a summary of the terms of these agreements.

We attributed $80.1 million of the total $154.0 million cash consideration paid to the historical carrying value of the Acquisition (an investing cash outflow). The remaining $73.9 million of cash consideration paid represents the excess purchase price paid over carrying value of the Acquisition (a financing cash outflow).

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities of the Texas Crude Systems Business are included in the consolidated balance sheets as of September 30, 2014 and December 31, 2013. The following table presents the previously reported December 31, 2013 consolidated balance sheet adjusted for the Acquisition (in thousands):

	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
ASSETS
Current assets:
Cash and cash equivalents	$375,118	$—	$375,118
Receivables from related party	7,150	—	7,150
Prepaid expenses and other	276	—	276
Total current assets	382,544	—	382,544
Property and equipment, at cost	375,542	92,785	468,327
Accumulated depreciation	(103,358)	(11,637)	(114,995)
Property and equipment, net	272,184	81,148	353,332
Deferred charges and other assets, net	1,714	—	1,714
Total assets	$656,442	$81,148	$737,590
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$1,048	$—	$1,048
Accounts payable	8,289	—	8,289
Accrued liabilities	158	—	158
Taxes other than income taxes	734	—	734
Deferred revenue from related party	85	—	85
Total current liabilities	10,314	—	10,314
Capital lease obligations, net of current portion	3,079	—	3,079
Deferred income taxes	814	127	941
Other long-term liabilities	644	448	1,092
Partners’ capital:
Common unitholders – public	369,825	—	369,825
Common unitholder – Valero	75,998	—	75,998
Subordinated unitholder – Valero	189,601	—	189,601
General partner – Valero	6,167	—	6,167
Net investment	—	80,573	80,573
Total partners’ capital	641,591	80,573	722,164
Total liabilities and partners’ capital	$656,442	$81,148	$737,590

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated results of operations of the Texas Crude Systems Business after the Acquisition are included in “Valero Energy Partners LP.” The combined results of operations of the Texas Crude Systems Business prior to the Acquisition are included in “Texas Crude Systems Business.” The following table presents our consolidated statement of income for the nine months ended September 30, 2014 giving effect to the Acquisition (in thousands):

	Nine Months Ended September 30, 2014
	Valero Energy Partners LP	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$78,857	$16,141	$94,998
Costs and expenses:
Operating expenses	20,017	4,010	24,027
General and administrative expenses	8,508	884	9,392
Depreciation expense	10,400	1,687	12,087
Total costs and expenses	38,925	6,581	45,506
Operating income	39,932	9,560	49,492
Other income, net	1,295	20	1,315
Interest expense	(663)	—	(663)
Income before income taxes	40,564	9,580	50,144
Income tax expense	339	97	436
Net income	40,225	9,483	49,708
Less: Net income attributable to Predecessor	—	9,483	9,483
Net income attributable to partners	$40,225	$—	$40,225

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the previously reported consolidated statements of income for the three and nine months ended September 30, 2013 adjusted for the Acquisition (in thousands):

	Three Months Ended September 30, 2013
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$23,600	$8,412	$32,012
Costs and expenses:
Operating expenses	7,014	2,071	9,085
General and administrative expenses	1,372	425	1,797
Depreciation expense	3,217	811	4,028
Total costs and expenses	11,603	3,307	14,910
Operating income	11,997	5,105	17,102
Other income, net	61	—	61
Interest expense	(37)	—	(37)
Income before income taxes	12,021	5,105	17,126
Income tax expense	97	59	156
Net income	$11,924	$5,046	$16,970

	Nine Months Ended September 30, 2013
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$69,943	$21,973	$91,916
Costs and expenses:
Operating expenses	16,861	5,750	22,611
General and administrative expenses	3,786	1,240	5,026
Depreciation expense	9,670	2,362	12,032
Total costs and expenses	30,317	9,352	39,669
Operating income	39,626	12,621	52,247
Other income, net	111	—	111
Interest expense	(139)	—	(139)
Income before income taxes	39,598	12,621	52,219
Income tax expense	1,541	193	1,734
Net income	$38,057	$12,428	$50,485

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the previously reported consolidated statement of cash flows for the nine months ended September 30, 2013 adjusted for the Acquisition (in thousands):

	Nine Months Ended September 30, 2013
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income	$38,057	$12,428	$50,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,670	2,362	12,032
Deferred income tax expense	1,241	110	1,351
Changes in current assets and current liabilities	(44)	—	(44)
Changes in deferred charges and credits and other operating activities, net	(327)	(3)	(330)
Net cash provided by operating activities	48,597	14,897	63,494
Cash flows from investing activities:
Capital expenditures	(4,161)	(6,327)	(10,488)
Proceeds from dispositions of property and equipment	—	8	8
Net cash used in investing activities	(4,161)	(6,319)	(10,480)
Cash flows from financing activities:
Repayments of capital lease obligations	(819)	—	(819)
Net transfers to Valero Energy Corporation	(43,617)	(8,578)	(52,195)
Net cash used in financing activities	(44,436)	(8,578)	(53,014)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED-PARTY TRANSACTIONS
Agreements Effective with the Acquisition
The following agreements became effective on July 1, 2014, the date of the Acquisition.
Commercial Agreements
In connection with the Acquisition, we entered into additional schedules under our existing master transportation services agreement and master terminal services agreement with Valero with respect to each system acquired. Each system’s schedule constitutes a binding agreement between us and Valero for transportation or terminaling services (as applicable). Each schedule has an initial term of 10 years with one five-year renewal at Valero’s option and contains minimum throughput requirements and inflation escalators.

Amended and Restated Omnibus Agreement
In connection with the Acquisition, we also entered into an amended and restated omnibus agreement with Valero that includes the following modifications, among others:

•
the indemnification obligations of Valero and the Partnership were amended to apply to the McKee Crude System, the Three Rivers Crude System, and the Wynnewood Products System in substantially the same manner as the Contributed Assets;

•
our payment of an annual administrative fee was increased from $7.9 million to $9.2 million per year, which amount will be prorated for the remainder of 2014 based on the number of days from July 1, 2014 to December 31, 2014; and

•	the grant to Valero of a right of first refusal with respect to the McKee Crude System, the Three Rivers Crude System, and the Wynnewood Products System.
Amendment to Services and Secondment Agreement
In connection with the Acquisition, our general partner entered into an amended services and secondment agreement with Valero to provide for the secondment of employees to our general partner for the provision of services with respect to the assets acquired in the Acquisition.
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	September 30, 2014	December 31, 2013

Trade receivables – related party	$10,375	$4,196
Due from (to) related party	(1,886)	2,954
Receivables from related party	$8,489	$7,150

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts shown in our balance sheets as deferred revenue from related party represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements.

The following table reflects significant transactions with Valero (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (a)	2014	2013 (a)
Operating revenues – related party	$33,666	$32,012	$94,998	$91,916
Operating expenses	2,450	1,977	6,548	5,936
General and administrative expenses	2,413	1,797	7,467	5,026

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.
Costs associated with Valero’s benefit plans were included in the costs allocated to our Predecessor. Our share of pension and postretirement costs and defined contribution plans costs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (a)	2014	2013 (a)
Pension and postretirement costs	$—	$252	$69	$764
Defined contribution plan costs	—	93	61	283

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

Concentration Risk

Our operating revenues were derived solely from Valero. Therefore, we are subject to the business risks associated with Valero’s business.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

Certain of our system’s schedules under our master transportation services agreement and master terminal services agreement with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from these agreements are recorded within “operating revenues – related party” in our consolidated statements of income.

As of September 30, 2014, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

Remainder of 2014	$7,291
2015	28,927
2016	28,927
2017	28,927
2018	28,927
2019	28,927
Thereafter	127,547
Total minimum rental payments	$279,473

The amounts shown in our consolidated statements of income as “operating revenues – related party” included revenues from our current lease arrangements as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Minimum rental revenues	$7,291	$9,515
Contingent rental revenues	2,325	3,209
Total lease revenues	$9,616	$12,724

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	September 30, 2014
	Non-Leased Assets	Assets Under Operating Leases (b)	Total
Pipelines and related assets	$226,926	$43,051	$269,977
Terminals and related assets	109,932	69,358	179,290
Other	9,111	—	9,111
Land	4,672	—	4,672
Construction-in-progress	9,614	—	9,614
Property and equipment, at cost	360,255	112,409	472,664
Accumulated depreciation	(104,043)	(18,036)	(122,079)
Property and equipment, net	$256,212	$94,373	$350,585

	December 31, 2013 (a)
	Non-Leased Assets	Assets Under Operating Leases (b)	Total
Pipelines and related assets	$259,825	$6,442	$266,267
Terminals and related assets	158,936	17,417	176,353
Other	9,049	—	9,049
Land	4,672	—	4,672
Construction-in-progress	11,986	—	11,986
Property and equipment, at cost	444,468	23,859	468,327
Accumulated depreciation	(110,705)	(4,290)	(114,995)
Property and equipment, net	$333,763	$19,569	$353,332
______________
(a) Prior period financial information has been retrospectively adjusted for the Acquisition.
(b) Represents assets owned by us for which we are the lessor (see Note 4). Certain assets acquired in the Acquisition were reflected as assets under operating leases on July 1, 2014.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	REVOLVING CREDIT FACILITY
We have a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders. The Revolver matures in December 2018. The Revolver includes sub-facilities for swingline loans and letters of credit. Our obligations under the Revolver will be jointly and severally guaranteed by all of our directly owned material subsidiaries. As of September 30, 2014 and December 31, 2013, the only guarantor under the Revolver was our wholly owned subsidiary, Valero Partners Operating Co. LLC.
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
As of September 30, 2014 and December 31, 2013, there were no borrowings outstanding under the Revolver and we had no letters of credit outstanding under the Revolver. In addition, there were no borrowings or repayments under the Revolver during the nine months ended September 30, 2014. As of September 30, 2014, our ratio of total debt to EBITDA, calculated in accordance with the terms of the Revolver, was 0.04.

7.	COMMITMENTS AND CONTINGENCIES
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
Unit Activity
On January 20, 2014, the board of directors of our general partner authorized a grant of 1,736 restricted units under the Valero Energy Partners LP 2013 Incentive Compensation Plan to each of its three independent directors for a total of 5,208 restricted units, in tandem with an equal number of distribution equivalent rights (DERs). This grant of restricted units resulted in the recognition of unit-based compensation expense and an increase in partners’ capital of $15,000 and $51,000 for the three and nine months ended September 30, 2014, respectively. These restricted units are scheduled to vest on January 20, 2017, subject to the terms of the plan, at which time, each participant would be entitled to receive an equal number of unrestricted common units of the Partnership. The DERs will be paid to the participants in cash as of each record payment date during the period the restricted units are outstanding.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Distributions
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Date of Declaration	Record Date	Date of Distribution
December 31, 2013	$0.037	$2,174	January 20, 2014	January 31, 2014	February 12, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
September 30, 2014	0.24	14,102	October 14, 2014	October 31, 2014	November 12, 2014

Our distributions are declared subsequent to quarter end. The following table reflects the allocation of total cash distributions to the general and limited partners applicable to the period in which the distributions were earned (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
General partner’s distribution	$282	$793
Limited partners’ distributions:
Common – public	4,141	11,647
Common – Valero	2,770	7,790
Subordinated – Valero	6,909	19,433
Total limited partners’ distributions	13,820	38,870
Total cash distributions	$14,102	$39,663

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
Net income per limited partner unit is calculated only for the three and nine months ended September 30, 2014 as no units were outstanding prior to the Offering. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit. Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests.
When calculating basic earnings per unit under the two-class method for a master limited partnership, net income for the current reporting period is reduced by the amount of available cash that has been or will be distributed to the general partner, limited partners, and IDR holders for that reporting period. The following table shows the calculation of earnings in excess of distributions (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net income attributable to partners	$17,543	$40,225
Less distributions declared on:
Limited partner common units – public	4,141	11,647
Limited partner common units – Valero	2,770	7,790
Limited partner subordinated units – Valero	6,909	19,433
General partner	282	793
Total distributions declared	14,102	39,663
Earnings in excess of distributions	$3,441	$562

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit for the three and nine months ended September 30, 2014 was computed as follows (in thousands, except per unit amounts):

	Three Months Ended September 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – Valero	Limited Partner Subordinated Units – Valero	General Partner	Total
Net income attributable to partners:
Distributions declared	$4,141	$2,770	$6,909	$282	$14,102
Earnings in excess of distributions	1,011	674	1,687	69	3,441
Net income attributable to partners	$5,152	$3,444	$8,596	$351	$17,543

Weighted-average units outstanding	17,250	11,540	28,790

Net income per limited partner unit – basic:
Distributions declared	$0.2400	$0.2400	$0.2400
Earnings in excess of distributions	0.0586	0.0586	0.0586
Net income per limited partner unit – basic	$0.2986	$0.2986	$0.2986
Net income per limited partner unit – basic (rounded)	$0.30	$0.30	$0.30

Net income per limited partner unit – diluted:
Net income attributable to partners	$5,152	$3,444	$8,596	$351	$17,543

Weighted-average units outstanding	17,250	11,540	28,790
Common equivalent units for nonvested restricted units	1	—	—
Weighted-average units outstanding – diluted	17,251	11,540	28,790

Net income per limited partner unit – diluted	$0.30	$0.30	$0.30

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2014
	Limited Partner Common Units – Public	Limited Partner Common Units – Valero	Limited Partner Subordinated Units – Valero	General Partner	Total
Net income attributable to partners:
Distributions declared	$11,647	$7,790	$19,433	$793	$39,663
Earnings in excess of distributions	167	106	277	12	562
Net income attributable to partners	$11,814	$7,896	$19,710	$805	$40,225

Weighted-average units outstanding	17,250	11,540	28,790

Net income per limited partner unit – basic:
Distributions declared	$0.675	$0.675	$0.675
Earnings in excess of distributions	0.010	0.010	0.010
Net income per limited partner unit – basic	$0.685	$0.685	$0.685
Net income per limited partner unit – basic (rounded)	$0.68	$0.68	$0.68

Net income per limited partner unit – diluted:
Net income attributable to partners	$11,814	$7,896	$19,710	$805	$40,225

Weighted-average units outstanding	17,250	11,540	28,790
Common equivalent units for nonvested restricted units	1	—	—
Weighted-average units outstanding – diluted	17,251	11,540	28,790

Net income per limited partner unit – diluted	$0.68	$0.68	$0.68

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013 (a)
Decrease (increase) in current assets:
Receivables from related party	$2,955	$(19)
Prepaid expenses and other	(1,462)	(45)
Increase (decrease) in current liabilities:
Accounts payable	(4,408)	—
Accrued liabilities	686	—
Taxes other than income taxes	65	—
Deferred revenue from related party	229	—
Deferred revenue from third party	—	20
Changes in current assets and current liabilities	$(1,935)	$(44)

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.
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
There were no significant noncash investing or financing activities for the nine months ended September 30, 2014 and 2013.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the amounts presented as net transfers to Valero on our statements of partners’ capital and statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013 (a)
Net transfers to Valero per statement of partners’ capital	$(9,940)	$(51,008)
Less: Noncash transfers from Valero	153	1,187
Net transfers to Valero per statement of cash flows	$(10,093)	$(52,195)

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

Noncash transfers from Valero primarily represent the change in amounts accrued for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013 (a)
Interest paid	$686	$466
Income taxes paid	74	383

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

11.	FAIR VALUE OF FINANCIAL INSTRUMENT
The fair value of cash and cash equivalents approximates the carrying value due to the low level of credit risk of these assets combined with their market interest rates. The fair value measurement for cash and cash equivalents is categorized as Level 1 in the fair value hierarchy. Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report to “the Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole for periods after December 16, 2013, the date the Partnership competed its initial public offering (the Offering) of 17,250,000 common units. For periods prior to the Offering and periods prior to the acquisition from Valero discussed in Note 3 of Condensed Notes to Consolidated Financial Statements, those terms refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
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
As of September 30, 2014, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Ardmore, McKee, Memphis, Port Arthur, and Three Rivers refineries.

On July 1, 2014, we acquired the Texas Crude Systems Business from Valero (the Acquisition) for total cash consideration of $154.0 million. The Texas Crude Systems Business is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems. The Texas Crude Systems Business consists of:

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

The Acquisition was accounted for as a transfer of a business between entities under common control. Accordingly, our historical financial position, results of operations, and cash flows have been retrospectively adjusted to include the historical financial position, results of operations, and cash flows of the Texas Crude Systems Business for periods prior to July 1, 2014. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation.

At the dates of the Offering and Acquisition, we entered into new commercial agreements with Valero. Under these new agreements, certain of the historical storage capacity lease arrangements were replaced with terminaling throughput fees. In addition, we began charging a terminaling throughput fee for crude oil delivered to our Lucas terminal for which we did not historically charge a throughput fee, and we revised the rates charged for transportation services provided by certain of our pipelines. Because of these new agreements, our future results of operations may not be comparable to our historical results of operations.

For the third quarter of 2014, we reported net income of $17.5 million compared to net income of $17.0 million for the third quarter of 2013. Net income per limited partner unit was $0.30 for the third quarter of 2014. We did not report net income per limited partner unit for the third quarter of 2013 because we were wholly owned by Valero during that period. The increase in net income of $573,000 in the third quarter of 2014 compared to the third quarter of 2013 was due primarily to a $628,000 increase in operating income. The increase in operating income was attributed to a $1.7 million increase in operating revenues resulting from transporting higher volumes of crude oil and refined petroleum products through our pipelines and terminals in our Memphis and Port Arthur logistics systems. The increase in operating revenues was partially offset by a $1.0 million increase in costs and expenses due primarily to higher general and administrative expenses following the Offering and Acquisition.

For the first nine months of 2014, we reported net income of $49.7 million compared to net income of $50.5 million for the first nine months of 2013. Net income per limited partner unit was $0.68 for the first nine months of 2014. We did not report net income per limited partner unit for the first nine months of 2013 because we were wholly owned by Valero during that period. The decrease in net income of $777,000 in the first nine months of 2014 compared to the first nine months of 2013 was due primarily to a $2.8 million decrease in operating income partially offset by a $1.2 million increase in other income and $1.3 million decrease in income tax expense between the periods. The decrease in operating income was driven by a $5.8 million increase in costs and expenses due primarily to higher general and administrative expenses following the Offering and Acquisition, which was partially offset by an increase of $3.1 million in operating revenues due primarily to higher pipeline volumes and terminaling throughput fees in our Port Arthur logistics system.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. We expect that Valero will ship volumes in excess of its total minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its total minimum throughput commitments at our terminals during the fourth quarter of 2014.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the three and nine months ended September 30, 2013 reflect the results of operations of our Predecessor, adjusted for the Acquisition. The financial results for the three months ended September 30, 2014 reflect the results of operations of the Partnership. The financial results for the nine months ended September 30, 2014 have been retrospectively adjusted to include the results of the Acquisition prior to July 1, 2014. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,
	2014	2013	Change
Operating revenues – related party	$33,666	$32,012	$1,654
Costs and expenses:
Operating expenses	8,553	9,085	(532)
General and administrative expenses	3,065	1,797	1,268
Depreciation expense	4,318	4,028	290
Total costs and expenses	15,936	14,910	1,026
Operating income	17,730	17,102	628
Other income, net	156	61	95
Interest expense	(214)	(37)	(177)
Income before income taxes	17,672	17,126	546
Income tax expense	129	156	(27)
Net income	17,543	16,970	573
Less: Net income attributable to Predecessor	—	16,970	(16,970)
Net income attributable to partners	17,543	$—	$17,543
Less: General partner’s interest in net income	351
Limited partners’ interest in net income	$17,192

Net income per limited partner unit (basic and diluted):
Common units	$0.30
Subordinated units	$0.30

Weighted average limited partner units outstanding:
Common units – public (basic)	17,250
Common units – public (diluted)	17,251
Common units – Valero (basic and diluted)	11,540
Subordinated units – Valero (basic and diluted)	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended September 30,
	2014	2013	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$20,602	$20,182	$420
Pipeline transportation throughput (BPD) (a)	955,285	830,885	124,400
Average pipeline transportation revenue per barrel (b)	$0.23	$0.26	$(0.03)

Terminaling:
Terminaling revenues	$12,827	$7,045	$5,782
Terminaling throughput (BPD)	479,923	247,030	232,893
Average terminaling revenue per barrel (b)	$0.29	$0.31	$(0.02)

Storage revenues (c)	$237	$4,785	$(4,548)

Total operating revenues – related party	$33,666	$32,012	$1,654

Capital expenditures:
Maintenance	$1,035	$431	$604
Expansion	1,990	3,419	(1,429)
Total capital expenditures	$3,025	$3,850	$(825)

Other financial information:
Distribution declared per unit	$0.24	n/a

Distribution declared:
Limited partner units – public	$4,141	n/a
Limited partner units – Valero	9,679	n/a
General partner units – Valero	282	n/a
Total distribution declared	$14,102	n/a
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, certain of these storage capacity lease agreements were replaced with terminaling fees.

Operating revenues increased $1.7 million, or 5 percent, for the third quarter of 2014 compared to the third quarter of 2013. The increase was due primarily to:

•
An increase of $852,000 at our Memphis logistics system primarily attributable to a 22 percent increase in pipeline volumes resulting from an increase in the production of refined petroleum products at Valero’s Memphis Refinery.

•
An increase of $557,000 at our Port Arthur logistics system driven by higher utilization of the Lucas crude system resulting from higher throughput of domestic crude oils at Valero’s Port Arthur Refinery. Also contributing to the increase in pipeline volumes was the interconnection of the Lucas crude system with TransCanada’s Cushing MarketLink pipeline, which began service in June 2014 and was fully operational during the third quarter of 2014.

Operating expenses decreased $532,000, or 6 percent, for the third quarter of 2014 compared to the third quarter of 2013 due to lower maintenance expense of $1.2 million at our Memphis, Port Arthur, and McKee logistics systems. The decrease in maintenance expense was partially offset by an increase in insurance expense of $721,000 as a result of us acquiring our own insurance policies. Prior to being a separate publicly traded limited partnership, we were allocated a portion of Valero’s insurance costs.
General and administrative expenses increased $1.3 million, or 71 percent, for the third quarter of 2014 compared to the third quarter of 2013 due primarily to higher costs following the Offering due to being a separate publicly traded limited partnership. During the third quarter of 2014, we incurred $603,000 of additional incremental costs of being a separate publicly traded limited partnership, and incremental costs of $516,000 related to the management fee charged to us by Valero as compared to amounts allocated by Valero to our Predecessor for the third quarter of 2013. In the third quarter of 2014, we also incurred $149,000 in costs related to the Acquisition.
Depreciation expense increased $290,000, or 7 percent, for the third quarter of 2014 compared to the third quarter of 2013 due primarily to the retirement of $280,000 in net book value of assets primarily at the West Memphis terminal that were replaced during the third quarter of 2014.
“Other income, net” increased $95,000 for the third quarter of 2014 compared to the third quarter of 2013 due primarily to interest income (net of bank fees) of $154,000 earned on our cash and cash equivalents partially offset by a decrease in income from the sale of scrap metal of $38,000 during the third quarter of 2014. Prior to the Offering, our Predecessor participated in Valero’s centralized cash management system; therefore, it held no cash or cash equivalents, and no interest income was allocated to our Predecessor by Valero.
Interest expense increased $177,000 for the third quarter of 2014 compared to the third quarter of 2013 due primarily to commitment fees of $134,000 related to our revolving credit facility, which we entered into in connection with the Offering.

Results of Operations
(in thousands, except per unit amounts)

	Nine Months Ended September 30,
	2014	2013	Change
Operating revenues – related party	$94,998	$91,916	$3,082
Costs and expenses:
Operating expenses	24,027	22,611	1,416
General and administrative expenses	9,392	5,026	4,366
Depreciation expense	12,087	12,032	55
Total costs and expenses	45,506	39,669	5,837
Operating income	49,492	52,247	(2,755)
Other income, net	1,315	111	1,204
Interest expense	(663)	(139)	(524)
Income before income taxes	50,144	52,219	(2,075)
Income tax expense	436	1,734	(1,298)
Net income	49,708	50,485	(777)
Less: Net income attributable to Predecessor	9,483	50,485	(41,002)
Net income attributable to partners	40,225	$—	$40,225
Less: General partner’s interest in net income	805
Limited partners’ interest in net income	$39,420

Net income per limited partner unit (basic and diluted):
Common units	$0.68
Subordinated units	$0.68

Weighted average limited partner units outstanding:
Common units – public (basic)	17,250
Common units – public (diluted)	17,251
Common units – Valero (basic and diluted)	11,540
Subordinated units – Valero (basic and diluted)	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Nine Months Ended September 30,
	2014	2013	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$51,842	$55,944	$(4,102)
Pipeline transportation throughput (BPD) (a)	879,192	806,533	72,659
Average pipeline transportation revenue per barrel (b)	$0.22	$0.25	$(0.03)

Terminaling:
Terminaling revenues	$42,343	$20,557	$21,786
Terminaling throughput (BPD)	560,139	241,482	318,657
Average terminaling revenue per barrel (b)	$0.28	$0.31	$(0.03)

Storage revenues (c)	$813	$15,415	$(14,602)

Total operating revenues – related party	$94,998	$91,916	$3,082

Capital expenditures:
Maintenance	$3,030	$1,752	$1,278
Expansion	4,252	8,736	(4,484)
Total capital expenditures	$7,282	$10,488	$(3,206)

Other financial information:
Distribution declared per unit	$0.675	n/a

Distribution declared:
Limited partner units – public	$11,647	n/a
Limited partner units – Valero	27,223	n/a
General partner units – Valero	793	n/a
Total distribution declared	$39,663	n/a
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, certain of these storage capacity lease agreements were replaced with terminaling fees.

Operating revenues increased $3.1 million, or 3 percent, for the first nine months of 2014 compared to the first nine months of 2013. The increase was due primarily to an increase of $3.7 million at our Port Arthur logistics system driven by higher utilization of the Lucas crude system resulting from higher throughput of domestic crude oils at Valero’s Port Arthur Refinery. Also contributing to the increase in pipeline volumes was the interconnection of the Lucas crude system with TransCanada’s Cushing MarketLink pipeline, which began service in June 2014.
Operating expenses increased $1.4 million, or 6 percent, for the first nine months of 2014 compared to the first nine months of 2013 due primarily to an increase of $1.8 million in insurance expense as a result of us acquiring our own insurance policies. Prior to being a separate publicly traded limited partnership, we were allocated a portion of Valero’s insurance costs. The increase in insurance expense was partially offset by lower maintenance expense of $193,000 at our Wynnewood products system and McKee logistics system.
General and administrative expenses increased $4.4 million, or 87 percent, for the first nine months of 2014 compared to the first nine months of 2013 due primarily to higher costs following the Offering due to being a separate publicly traded limited partnership. During the first nine months of 2014, we incurred incremental costs of $2.1 million related to the management fee charged to us by Valero as compared to amounts allocated by Valero to our Predecessor for the first nine months of 2013, and $1.8 million in additional incremental costs of being a separate publicly traded limited partnership. We also incurred $457,000 in costs related to the Acquisition.
“Other income, net” increased $1.2 million for the first nine months of 2014 compared to the first nine months of 2013 due primarily to interest income (net of bank fees) of $710,000 earned on our cash and cash equivalents and income from the sale of scrap metal and right-of-way fees of $439,000 collected during the first nine months of 2014. Prior to the Offering, our Predecessor participated in Valero’s centralized cash management system; therefore, it held no cash or cash equivalents, and no interest income was allocated to our Predecessor by Valero.
Interest expense increased $524,000 for the first nine months of 2014 compared to the first nine months of 2013 due to commitment fees of $398,000 and the amortization of deferred debt issuance costs of $246,000 both related to our revolving credit facility, which we entered into in connection with the Offering, partially offset by a $120,000 decrease in net interest expense on capital leases.
Our income tax expense is associated with the Texas margin tax. Our effective tax rate was 1 percent during the first nine months of 2014 compared to 3 percent during the first nine months of 2013. The decrease was due primarily to deferred tax expense recorded in 2013 in connection with the initial recognition of a deferred tax liability associated with a change in the law with respect to the Texas margin tax.
LIQUIDITY AND CAPITAL RESOURCES
Historically, our sources of liquidity included cash generated from operations and funding from Valero, and we participated in Valero’s centralized cash management system. Our cash receipts were deposited in Valero’s bank accounts and all cash disbursements were made from those accounts. Because we maintained no bank accounts dedicated solely to our assets, our Predecessor’s financial statements reflected a zero cash balance.
In conjunction with the Offering, we established separate bank accounts, but Valero continues to provide treasury services on our general partner’s behalf under our omnibus agreement. We expect our ongoing sources of liquidity to include the net proceeds from the Offering, cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.

On October 14, 2014, the board of directors of our general partner declared a distribution of $0.24 per unit applicable to the third quarter of 2014, which equates to $14.1 million based on the number of common, subordinated, and general partner units outstanding as of September 30, 2014. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit. We do not have a legal obligation to pay this minimum quarterly distribution.
Our distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Date of Declaration	Record Date	Date of Distribution
December 31, 2013	$0.037	$2,174	January 20, 2014	January 31, 2014	February 12, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
September 30, 2014	0.24	14,102	October 14, 2014	October 31, 2014	November 12, 2014

Revolving Credit Facility
In connection with the Offering, we entered into a $300.0 million senior unsecured revolving credit facility that matures in December 2018. The facility includes sub-facilities for swingline loans and letters of credit. As of September 30, 2014, no amounts were outstanding under this facility. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of our revolving credit facility.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2014	2013 (a)
Cash flows provided by (used in):
Operating activities	$59,859	$63,494
Investing activities	(87,365)	(10,480)
Financing activities	(116,778)	(53,014)
Decrease in cash and cash equivalents	$(144,284)	$—

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

Operating Activities
Our operations generated $59.9 million in cash for the first nine months of 2014 compared to $63.5 million for the first nine months of 2013. The decline in cash flows from operating activities was attributable primarily to a net increase in working capital and to a reduction in net income. The reduction in net income for the first nine months of 2014 compared to the first nine months of 2013 is discussed above under “RESULTS OF OPERATIONS.” The changes in cash used in working capital during the first nine months of 2014 and 2013 are shown in Note 10 of Condensed Notes to Consolidated Financial Statements.

Investing Activities
Our net cash used in investing activities for the first nine months of 2014 was $87.4 million compared to $10.5 million for the first nine months of 2013. Cash used for investing activities consisted primarily of a portion of the $154.0 million purchase price paid to Valero for the Acquisition. The portion included in investing activities was $80.1 million, which represents Valero’s carrying value in the net assets transferred to us. The remaining purchase price of $73.9 million represents the excess price paid over the carrying value and is reflected in cash flows from financing activities as described below. In addition, we had capital expenditures of $7.3 million and $10.5 million for the nine months ended September 30, 2014 and 2013, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Our net cash used in financing activities for the first nine months of 2014 was $116.8 million compared to $53.0 million for the first nine months of 2013. Cash used for financing activities in 2014 consisted primarily of $73.9 million of excess purchase price paid for the Acquisition over the carrying value as described above under “Investing Activities.” In addition, we made payments of $27.7 million in distributions to limited partners and our general partner, $10.1 million in net transfers to Valero as a result of participating in Valero’s centralized cash management system, $3.2 million of offering costs related to the Offering, and $1.1 million of debt issuance costs related to the $300.0 million senior unsecured revolving credit facility we entered into in connection with the Offering. For the first nine months of 2013, our financing activities consisted primarily of net transfers to Valero as a result of participating in Valero’s centralized cash management system.
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
Our capital expenditures were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013 (a)
Maintenance	$3,030	$1,752
Expansion	4,252	8,736
Total capital expenditures	$7,282	$10,488

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

Our capital expenditures for the first nine months of 2014 were primarily associated with the construction of:

•	the expansion of the Three Rivers crude system;

•	an interconnection with TransCanada’s Cushing MarketLink pipeline;

•	improvements in pipeline and tank monitoring systems at our Lucas crude system;

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system; and

•	additive blending system improvements at our Memphis truck rack.
Our capital expenditures for the first nine months of 2013 were primarily for the following activities:

•	expansion of the McKee crude system;

•	expansion of the Three Rivers crude system;

•	an interconnection with TransCanada’s Cushing MarketLink pipeline;

•	biodiesel blending system improvements at our Memphis truck rack; and

•	installation of metering equipment on our Port Arthur products system pipelines and a pipeline connection to Oiltanking’s Beaumont marine terminal.
For the full year 2014, we expect our capital expenditures to be $13.7 million ($1.0 million of which relates to capital expenditures incurred by our Predecessor for projects associated with the Acquisition), consisting of $7.0 million for expansion capital expenditures and $6.7 million for maintenance capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations and $3.5 million that was prefunded from Valero for certain projects pursuant to our omnibus agreement. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
Contractual Obligations
As of September 30, 2014, our contractual obligations included capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to these contractual obligations during the nine months ended September 30, 2014.
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
As of September 30, 2014, there were no significant changes to our environmental matters and compliance costs since the date our annual report on Form 10-K for the year ended December 31, 2013 was filed with the U.S. Securities and Exchange Commission (SEC).
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2014, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2013 was filed with the SEC.

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
Any debt that we incur under our revolving credit facility will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. There were no borrowings or letters of credit outstanding under our revolving credit agreement as of September 30, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We incorporate by reference into this Item our disclosures made in Part I, Item 1 of this report included in Note 7 of Condensed Notes to Consolidated Financial Statements.
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

Date: November 12, 2014