Form 10-K
period 2014-12-31
VALERO ENERGY PARTNERS LP
filed 2015-02-27
CIK 1583103

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common units held by non-affiliates was approximately $868.1 million based on the last sales price quoted as of June 30, 2014 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 28,799,640 common units, 28,789,989 subordinated units and 1,175,102 general partner units outstanding at January 30, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

References in this report to “Predecessor,” “we,” “us,” or “our” for periods prior to the Offering (defined below) refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. Activity related to the Acquisition (defined below) for periods prior to the July 1, 2014 acquisition date are also attributable to our Predecessor. References to “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or future tense (starting December 16, 2013), refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References to “our general partner” refer to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation. References to “Valero” refer to Valero Energy Corporation, one or more of its subsidiaries (other than Valero Energy Partners LP or Valero Energy Partners GP LLC), or all of them taken as a whole.
PART I
ITEMS 1 & 2. BUSINESS and PROPERTIES
BUSINESS
Formation and Initial Public Offering
We are a Delaware limited partnership formed in July 2013. On December 16, 2013, we completed our initial public offering (the Offering) of 17,250,000 common units representing limited partner interests. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “VLP.” See Note 1 of Notes to Consolidated Financial Statements for further discussion of the Offering.
After completion of the Offering, the Partnership included the assets, liabilities, and results of operations of certain crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets previously owned and operated by Valero (sometimes referred to in this report as the Contributed Assets). Prior to the Offering, the assets, liabilities, and results of operations of the Contributed Assets related to our Predecessor.
Acquisition in 2014
Effective July 1, 2014, we entered into a Purchase and Sale Agreement with certain subsidiaries of Valero to acquire certain crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets previously owned and operated by Valero (sometimes referred to in this report as the Texas Crude Systems Business) for total cash consideration of $154.0 million (the Acquisition). The Acquisition is described further in Note 3 of Notes to Consolidated Financial Statements.
Overview
We are a traditional master limited partnership formed by Valero to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. Our assets include crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of Valero’s Port Arthur Refinery located in Port Arthur, Texas; Valero’s McKee Refinery located in Sunray, Texas; Valero’s Three Rivers Refinery located in Three Rivers, Texas; Valero’s Memphis Refinery located in Memphis, Tennessee; and Valero’s Ardmore Refinery located in Ardmore, Oklahoma. We generate revenues by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminals.
All of our revenues are derived from transactions with Valero, and we expect to continue to derive substantially all of our revenues from Valero for the foreseeable future. We also expect Valero to serve as a critical source of our future growth by providing us opportunities to purchase additional transportation and logistics assets that Valero currently owns or may acquire or develop in the future. Our agreements with Valero are discussed more fully in other sections of this report.
Available Information
Our website address is www.valeroenergypartners.com. Information on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (SEC) are available, free of charge, on our website (under Reports & SEC Filings), soon after we file or furnish such material.
Organizational Structure
The following simplified diagram depicts our organizational structure as of December 31, 2014.

Segments
Our operations consist of one reportable segment and are conducted in the U.S. All of our assets are located in the U.S.
Our Assets and Operations
The following sections describe our assets and the related services that we provide.
Port Arthur Logistics System
Our Port Arthur logistics system includes our Lucas crude system and our Port Arthur products system.
Lucas Crude System. Our Lucas crude system supports diverse and flexible crude oil supply options for Valero’s Port Arthur Refinery.
Our Lucas crude system comprises the following assets:

•
Lucas Terminal. Our Lucas terminal is located 12 miles from Valero’s Port Arthur Refinery on 495 acres. The facility consists of seven storage tanks with an aggregate of 1.9 million barrels of storage capacity. The Lucas terminal receives crude oil through our Nederland pipeline, which connects to the Sunoco Logistics Partners L.P. marine terminal in Nederland, Texas, as well as through connections to the Cameron Highway crude oil pipeline and Oiltanking’s Beaumont marine terminal. The terminal connects to TransCanada’s Cushing MarketLink pipeline via our TransCanada connection. The Lucas terminal delivers crude oil to Valero’s Port Arthur Refinery through our Lucas pipeline.

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

•
TransCanada Connection. Our TransCanada connection has 400,000 barrels per day of capacity and connects our Lucas terminal to TransCanada’s Cushing MarketLink pipeline, which began transporting crude oil from Cushing, Oklahoma to the U.S. Gulf Coast in early 2014.

Port Arthur Products System. Our Port Arthur products system transports refined petroleum products from Valero’s Port Arthur Refinery to major third-party pipeline systems, including the Explorer, Colonial, Sunoco Logistics MagTex and Enterprise TE Products refined petroleum products pipeline systems, for delivery to various marketing outlets, and to Oiltanking’s Beaumont marine terminal for exports. The Explorer, Colonial, and Enterprise TE Products pipeline systems are major interstate pipeline systems that transport refined petroleum products from the U.S. Gulf Coast to marketing terminals throughout the midwestern, southeastern, and northeastern regions of the U.S. The Sunoco Logistics MagTex pipeline system transports refined petroleum products from the Port Arthur area to marketing terminals in Texas. Oiltanking’s Beaumont marine terminal is capable of exporting refined petroleum products in ship sizes of up to 400,000 barrels.
Our Port Arthur products system comprises the following assets:

•
Port Arthur Products Pipelines (PAPS – El Vista). Our Port Arthur products pipelines consist of a four-mile, 20-inch pipeline with 144,000 barrels per day of capacity that delivers gasoline from Valero’s Port Arthur Refinery to our El Vista terminal and a three-mile, 20‑inch pipeline with 216,000 barrels per day of capacity that delivers diesel from Valero’s Port Arthur Refinery to our Port Arthur Products Station (PAPS) terminal.

•
12-10 Pipeline. Our 12-10 pipeline consists of 13 miles of 12-inch and 10-inch pipeline with 60,000 barrels per day of capacity that delivers refined petroleum products from Valero’s Port Arthur Refinery to the Enterprise TE Products pipeline connection, the Sunoco Logistics MagTex pipeline connection, and Oiltanking’s Beaumont marine terminal.

•
PAPS and El Vista Terminals. Our PAPS terminal consists of eight tanks with 821,000 barrels of diesel storage capacity, and our El Vista terminal consists of eight tanks with 1.2 million barrels of gasoline storage capacity. Our PAPS terminal also contains storage tanks owned by Shell, which serves as the operator of our PAPS terminal. Each party owns its own tanks at the PAPS terminal and its own external pipelines connecting to the terminal, but certain equipment and improvements located at and serving the terminal are jointly owned. The El Vista terminal is owned exclusively by us.

McKee Logistics System
Our McKee logistics system is a crude oil and refined petroleum products pipeline and terminal system supporting Valero’s McKee Refinery in Sunray, Texas. Our McKee logistics system includes our McKee crude system and McKee products system.
McKee Crude System. Our McKee crude system supplies crude oil to Valero’s McKee Refinery located in Sunray, Texas. The system has a throughput capacity of approximately 72,000 barrels per day and consists of more than 200 miles of pipelines located in the Texas panhandle and western Oklahoma, 20 crude oil truck unloading sites with lease automatic custody transfer units, and approximately 240,000 barrels of storage capacity.
McKee Products System. Our McKee products system transports refined petroleum products from Valero’s McKee Refinery to our refined petroleum products terminal in El Paso, Texas and on to Kinder Morgan’s SFPP system for marketing in the southwest U.S. We own a 33⅓ percent undivided interest in the system. Capacity on the McKee products system is allocated between the other interest owner and us according to our respective ownership interests.
Our McKee products system comprises the following assets:

•
McKee to El Paso Pipeline. Our McKee to El Paso pipeline consists of 408 miles of 10-inch pipeline that delivers diesel and gasoline produced at Valero’s McKee Refinery to our El Paso terminal. The pipeline has a total capacity of 63,000 barrels per day (of which 21,000 barrels per day of capacity are allocable to our 33⅓ percent undivided interest).

•
SFPP Pipeline Connection. Our SFPP pipeline connection consists of 12 miles of 16- and 8-inch pipelines that deliver diesel and gasoline from our El Paso terminal to Kinder Morgan’s SFPP system. The SFPP pipeline connection has 98,400 barrels per day of capacity (of which 33,000 barrels per day of capacity are allocable to our 33⅓ percent undivided interest).

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

Memphis Products System. Our Memphis products system is the primary outlet for refined petroleum products produced at Valero’s Memphis Refinery with distribution through our Memphis truck rack and our terminal in West Memphis, Arkansas, for further distribution via truck and barge to marketing outlets along the central Mississippi River, to Exxon’s Memphis refined petroleum products terminal, and to the Memphis International Airport.
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

•
West Memphis Terminal. Our West Memphis terminal is located in West Memphis, Arkansas on 75 acres. The facility consists of 18 storage tanks with over one million barrels of storage capacity, a truck rack, and a barge dock on the Mississippi River. Our West Memphis terminal receives refined petroleum products through our Shorthorn pipeline system and through a biodiesel truck unloading rack located at the terminal. The terminal delivers refined petroleum products to the five-bay, 50,000 barrels per day truck rack at the terminal, our two-berth, 4,000 barrels per hour barge dock on the Mississippi River, and our Shorthorn pipeline system for deliveries to Exxon’s Memphis terminal.

•
Memphis Truck Rack. Our Memphis truck rack is located on five acres of land adjacent to Valero’s Memphis Refinery. The facility consists of a high-capacity seven-bay truck rack and five biodiesel storage tanks with 8,000 barrels of storage capacity. The truck rack has a capacity of 110,000 barrels per day.

Three Rivers Crude System
Our Three Rivers crude system supports Valero’s Three Rivers Refinery located in Three Rivers, Texas. Our Three Rivers crude system, located in the Eagle Ford shale region in South Texas, consists of 11 crude oil truck unloading sites with lease automatic custody transfer units and three 1-mile, 12-inch pipelines with a capacity of 110,000 barrels per day. The system delivers crude oil received from the truck unloading sites and pipeline connections to tanks at Valero’s Three Rivers Refinery. The system also receives locally produced crude oil via connections to the Harvest Arrowhead pipeline system and the Plains Gardendale pipeline for processing at the Three Rivers Refinery or for shipment through third-party pipelines to Valero’s refineries in Corpus Christi, Texas. In the fourth quarter of 2014, we placed into service a connection to the EOG Eagle Ford West Pipeline and supporting pipeline infrastructure at our Three Rivers system. The EOG connection and supporting pipeline infrastructure segregate and connect Eagle Ford crude oil production to Valero’s Three Rivers Refinery.
Wynnewood Products System
The Wynnewood products system is the primary distribution outlet for refined petroleum products from Valero’s Ardmore Refinery in Ardmore, Oklahoma. The Wynnewood products system consists of a 30-mile, 12-inch refined petroleum products pipeline with 90,000 barrels per day of capacity and two tanks with a total of 180,000 barrels of storage capacity. The system connects Valero’s Ardmore Refinery to the Magellan refined products pipeline system.

Pipelines
The following table summarizes information with respect to our pipelines described above:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (thousand barrels per day (MBPD))	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas pipeline	30	12	400	crude oil	Port Arthur	Sunoco Logistics Nederland; Oiltanking Beaumont; Cameron Highway; TransCanada Cushing MarketLink
Nederland pipeline	32	5	600	crude oil	Port Arthur	Sunoco Logistics
Port Arthur products system
20-inch gasoline pipeline	20	4	144	gasoline	Port Arthur	Explorer; Colonial
20-inch diesel pipeline	20	3	216	diesel	Port Arthur	Explorer; Colonial
12-10 pipeline	12, 10	13	60	refined petroleum products	Port Arthur	Sunoco Logistics MagTex; Enterprise TE Products; Oiltanking Beaumont
McKee logistics system
McKee crude system	multiple segments	202	72	crude oil	McKee	—
McKee products system
McKee to El Paso pipeline	10	408	21(1)	refined petroleum products	McKee	—
SFPP pipeline connection	16, 8	12	33(2)	refined petroleum products	McKee	Kinder Morgan's SFPP System
Memphis logistics system(3)
Collierville crude system
Collierville pipeline	10-20	52	210	crude oil	Memphis	Capline
Memphis products system
Shorthorn pipeline system	14, 12	9	120	refined petroleum products	Memphis	Exxon Memphis
Memphis Airport pipeline system	6	11	20	jet fuel	Memphis	Memphis International Airport
Three Rivers crude system
Three Rivers crude system	12	3	110	crude oil	Three Rivers	Harvest Arrowhead, Plains Gardendale, and EOG Eagle Ford West
Wynnewood products system
Wynnewood refined products pipeline	12	30	90	refined petroleum products	Ardmore	Magellan
_____________

(1)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total capacity for the system is 63,000 barrels per day.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total capacity for the system is 98,400 barrels per day.

(3)
Portions of our Memphis logistics system pipelines are owned by Memphis Light, Gas and Water, a division of the City of Memphis (MLGW), but operated and maintained exclusively by us under long-term arrangements with MLGW.

Terminals
The following table summarizes information with respect to our terminals described above:

Terminal	Tank Storage Capacity (thousands of barrels (MBbls))	Throughput Capacity (MBPD)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas terminal	1,915	—	crude oil	Port Arthur	Sunoco Logistics Nederland; Oiltanking Beaumont; Cameron Highway; TransCanada Cushing MarketLink
TransCanada connection	—	400	crude oil	Port Arthur	TransCanada Cushing MarketLink
Port Arthur products system
PAPS terminal	821	—	diesel	Port Arthur	Explorer; Colonial
El Vista terminal	1,210	—	gasoline	Port Arthur	Explorer; Colonial
McKee logistics system
McKee crude system
Various terminals	240		crude oil	McKee	—
McKee products system
El Paso terminal	166 (1)	—	refined petroleum products	McKee	Kinder Morgan SFPP System
El Paso terminal truck rack	—	10 (2)	refined petroleum products	McKee	—
Memphis logistics system
Collierville crude system
Collierville terminal	975	—	crude oil	Memphis	Capline
St. James crude tank	330	—	crude oil	Memphis	Capline
Memphis products system
West Memphis terminal	1,080	—	refined petroleum products	Memphis	Exxon Memphis; Enterprise TE Products
West Memphis terminal truck rack	—	50	refined petroleum products	Memphis	—
West Memphis terminal dock	—	4 (3)	refined petroleum products	Memphis	—
Memphis truck rack	8	110	refined petroleum products	Memphis	—
Wynnewood products system
Wynnewood terminal	180	—	refined petroleum products	Ardmore	Magellan
_____________

(1)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total storage capacity is 499,000 barrels.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the system. Total truck rack capacity is 30,000 barrels per day.

(3)	Dock throughput is reflected in thousands of barrels per hour.

Our Commercial Agreements with Valero
General
We have a master transportation services agreement with Valero with respect to our pipelines and a master terminal services agreement with Valero with respect to our terminals. Each of our pipelines and terminals is covered by a services schedule under these agreements. The service schedules prescribe rates, commitments, and other terms and conditions applicable to the respective pipelines and terminals. Under these agreements and schedules, we provide transportation and terminaling services to Valero, and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These service schedules have initial 10-year terms, and, with the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreements with respect to each asset for one additional five-year term.
Minimum Quarterly Throughput Commitments and Tariff Rates—Pipelines
Under our master transportation services agreement, Valero is obligated to transport minimum volumes of crude oil and refined petroleum products on our pipeline systems and pay a tariff rate with respect to such volumes. Tariff rates with respect to our pipeline systems may be adjusted annually in accordance with the Federal Energy Regulatory Commission’s (FERC) indexing methodology. For any pipelines that may be subject to a jurisdictional tariff, we and Valero have agreed not to commence or support any tariff filing, application, protest, complaint, petition, motion, or other proceeding before FERC for the purpose of requesting that FERC accept or set tariff rates that would be inconsistent with the terms of the master transportation services agreement, provided that Valero will continue to have the right under FERC regulations to challenge any proposed changes in our base tariff rates to the extent the changes are inconsistent with FERC’s indexing methodology or other rate changing methodologies, or to the extent the challenge is in response to any proceeding brought against us by a third party that could affect our ability to provide transportation services to Valero under our master transportation services agreement or the applicable tariff.
Minimum Quarterly Throughput Commitments and Fees—Terminals
Under the master terminal services agreement relating to our terminals, Valero is obligated to throughput minimum volumes of crude oil and refined petroleum products and pay us throughput fees, as well as fees for providing related ancillary services such as ethanol, biodiesel and renewable diesel blending, and additive injection (except at the Wynnewood terminal, where Valero agrees to pay us a monthly fee as a base storage charge whether or not Valero actually uses any of the storage or other services made available by us at the terminal). Valero provides and pays for its own inventory of ethanol, biodiesel and renewable diesel blending, and additives to be blended or injected at the terminals, where applicable. Throughput fees with respect to our terminals (or the base storage charge, with respect to our Wynnewood terminal) will be increased on July 1 of each year during the term of the applicable terminal service schedule, and other fees with respect to our terminals may be increased annually at our discretion, in each case by a percentage not to exceed the corresponding percentage change in the Consumer Price Index (CPI) during the 12-month period ending on March 31 of such year. If CPI decreases during any period, we are not required to reduce our fees, but any subsequent increases in fees based on an increase in CPI will be limited to the amount by which such increase exceeds the aggregate amount of cumulative decreases in CPI during the intervening periods.
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
Effects of New Laws or Regulations
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
Alternative Arrangements
Under our commercial agreements, if Valero restructures its operations at a refinery that is supported by our assets in such a manner that materially and adversely affects the economics of Valero’s performance under the applicable commercial agreement, we and Valero are required to negotiate in good faith an alternative arrangement that is no worse economically for us, and that may include a substitution of new minimum quarterly throughput commitments for Valero on other assets owned or to be acquired or constructed by us.
Assignment
Neither we nor Valero may assign our rights or obligations under our commercial agreements without the other party’s written consent, except that, if Valero transfers a refinery that is supported by our assets to a third party, Valero may assign the commercial agreement that relates to such refinery to such third party.

Our Relationship with Valero
Valero is an international manufacturer and marketer of transportation fuels, other petrochemical products, and power. Valero’s assets include 15 petroleum refineries located in the U.S., Canada, and the U.K., with a combined throughput capacity of approximately 2.9 million barrels per day. Valero also has a substantial portfolio of transportation and logistics assets.
We are dependent upon Valero as our primary customer and the loss of Valero as a customer would have a material and adverse effect on us. For the years ended December 31, 2014, 2013, and 2012, Valero accounted for all of our revenues. We expect to continue to derive substantially all of our revenues from Valero for the foreseeable future.
Following the closing of the Offering, Valero retained a significant interest in us through its ownership of our general partner, a 68.6 percent limited partner interest in us, and all of our incentive distribution rights. We believe Valero will promote and support the successful execution of our business strategies given its significant ownership in us, the importance of our assets to Valero’s refining and marketing operations, and its stated intention to use us as its primary vehicle to expand the transportation and logistics assets supporting its business.
In addition to our commercial agreements with Valero, we entered into the following agreements with Valero in connection with the Offering (and some of the agreements were amended in connection with the Acquisition). These agreements are described more fully in this report in Item 13., “Certain Relationships and Related Transactions, and Director Independence—Agreements with Valero.”

•
Omnibus Agreement. Under our amended and restated omnibus agreement with Valero, Valero granted us a right of first offer with respect to certain of Valero’s transportation and logistics assets. The omnibus agreement requires us to reimburse Valero for certain general and administrative services, requires Valero to indemnify us for certain matters, including environmental, title and tax matters, and grants Valero a right of first refusal with respect to certain of our assets. Pursuant to the omnibus agreement, prior to making any distribution, we are required to pay all accrued monthly payments on our annual fee of $9,252,500 to Valero for general and administrative services, and we are required to reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us.

•
Services and Secondment Agreement. Under our services and secondment agreement with Valero, as amended, employees of Valero are seconded to our general partner to provide operational and maintenance services with respect to certain of our pipelines and terminals, and our general partner is required to reimburse Valero for certain costs and expenses of the seconded employees, including their wages and benefits.

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
Pipeline Control Operations
Our pipeline systems, other than the El Paso pipeline operated by NuStar Energy (NuStar), are operated from a central control room located in San Antonio, Texas. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to monitor operational data continuously. Monitored data includes pressures, temperatures, gravities, flow rates, and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.
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
Competition
As a result of our contractual relationship with Valero under our commercial agreements and our direct connections to several of Valero’s refineries, we believe that our pipelines and terminals will not face significant competition from other pipelines and terminals for Valero’s crude oil or refined petroleum products transportation requirements to and from the refineries we support.
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
There are existing remedial obligations at some of our assets including our West Memphis terminal and our Lucas terminal. These existing environmental conditions are retained obligations of the prior operators of these facilities and Valero has agreed to indemnify us with respect to such conditions under the terms of our omnibus agreement. For additional information regarding our environmental matters, please see Note 6 of Notes to Consolidated Financial Statements.
Rate and Other Regulations
FERC and Common Carrier Regulations
We own pipeline assets in Texas, New Mexico, Tennessee, Mississippi, Arkansas, and Oklahoma, and we provide both interstate and intrastate transportation services. Our common carrier pipeline systems are subject to regulation by various federal, state, and local agencies.
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
While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered by the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We are currently implementing our own cybersecurity programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on operations and those of our customers.

Employees
Neither we nor our subsidiaries have any employees. We are managed by the board of directors and executive officers of Valero Energy Partners GP LLC, our general partner. Our general partner is responsible for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of personnel employed by Valero or others. All of the personnel that conduct our business are employed or contracted by our general partner and its affiliates.
PROPERTIES
The location and general character of our pipeline and terminal systems and other principal properties are described above under Item 1., “Business,” and are incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2014, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 3 and 7 of Notes to Consolidated Financial Statements.
Utilization of Our Facilities
Operating highlights for our pipelines and terminals – including pipeline transportation revenues, pipeline transportation throughput volumes, terminaling revenues, terminaling throughput volumes, and storage revenues – for the years ended December 31, 2014, 2013, and 2012 are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2014 Compared to 2013” and “ – 2013 Compared to 2012,” and are incorporated herein by reference.
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
Under our omnibus agreement, Valero will indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business through December 16, 2018. This indemnity has a one-time deductible of $200,000 and no cap. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our Predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

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
For the years ended December 31, 2014, 2013, and 2012 Valero accounted for all of our revenues. We expect to continue to derive substantially all of our revenues from Valero for the foreseeable future, and as a result, any event, whether in our areas of operation or elsewhere, that materially and adversely affects Valero’s business may adversely affect our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Valero, the most significant of which include the following:

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

•
any decision by Valero to temporarily or permanently curtail or shut down operations at one or more of its refineries or other facilities and reduce or terminate its obligations under our commercial agreements; and

•
interruptions at Valero’s refineries and other facilities, whether caused by accident, mechanical failure, weather damage, acts of terrorism, failure of or damage to technology infrastructure, work stoppages, slowdowns, strikes, or other circumstances.

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
If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly distributions. We will be required to use cash from our operations, incur borrowings or access the capital markets in order to fund our expansion capital expenditures. Our ability to incur indebtedness or access the capital markets may be limited by our financial condition at such time as well as the covenants in our debt agreements, general economic conditions and contingencies, and uncertainties that are beyond our control. The terms of any such financing could also limit our ability to make distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

If Valero satisfies only its minimum quarterly throughput commitments under, or if Valero terminates or we are unable to renew or extend, our commercial agreements with Valero, our ability to make distributions to our unitholders will be reduced.
Valero is not obligated to use our services with respect to volumes of crude oil or refined petroleum products in excess of the minimum quarterly throughput commitments under our commercial agreements. During refinery turnarounds, which typically last 30 to 60 days and are performed every four to five years, we expect that Valero will only satisfy its minimum quarterly throughput commitments under our commercial agreements. Our commercial agreements with Valero, which we expect to be the source of substantially all of our revenues for the foreseeable future, have initial terms of 10 years from the date of acquisition of the related asset (the earliest of which begin to expire in 2023), and with the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreement with respect to each asset for one additional five-year term. If Valero fails to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make distributions to our unitholders will be reduced.
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
Since our initial public offering, we have not generated any revenues from third parties. Our ability to obtain third-party revenues is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. We can provide no assurance that we will be able to attract material third-party revenues. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with Valero and our desire to provide services pursuant to fee-based contracts. Our potential customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.
Our ability to acquire transportation and logistics assets from Valero is subject to risks and uncertainty, and ultimately we may not further acquire any assets from Valero.
Our present growth strategy depends significantly on acquiring assets from Valero. The consummation and timing of any future acquisitions will depend upon, among other things, Valero’s willingness to offer assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets, and our ability to obtain financing on acceptable terms. We have no control over Valero’s decision to offer us the ability to acquire any of its assets. We can provide no assurance that we will be able to successfully consummate any future acquisitions from Valero, and Valero is under no obligation to accept any offer that we may choose to make. In addition, we may decide not to acquire additional assets from Valero, and any such decision will not be subject to unitholder approval. In addition, our right of first offer with respect to certain of Valero’s assets under our omnibus agreement may be terminated by Valero at any time in the event that it no longer controls our general partner.

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
We can provide no assurance that we will be able to consummate any future acquisitions, whether from Valero or any third parties. If we are unable to make future acquisitions, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences, or other external events beyond our control. Acquisitions involve numerous risks, including difficulties in integrating acquired businesses, inefficiencies, and unexpected costs and liabilities.
Our ability to expand may be limited if Valero does not grow its business.
Our growth strategy depends in part on the growth of Valero’s business. We believe our growth will be driven in part by identifying and executing organic expansion products that will result in increased throughput volumes from Valero and third parties. If Valero focuses on other growth areas or does not make capital expenditures to fund the growth of its business, we may not be able to fully execute our growth strategy.
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

•	damages to and loss of availability of interconnecting third-party pipelines, terminals, and other means of delivering crude oil, feedstocks, and refined petroleum products;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;

•	curtailments of operations due to severe seasonal weather; and

•	riots, work stoppages, slowdowns or strikes, as well as other industrial disturbances.
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
Although we expect Valero to be the source of substantially all of our revenues for the foreseeable future, we may in the future grow our customer base beyond Valero. We are subject to the risks of loss resulting from nonpayment or nonperformance by our customers, including Valero. If Valero or any other significant customer defaults on its obligations to us, our financial results could be adversely affected. Our customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our customers could reduce our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
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
Our McKee products system is operated by NuStar, which owns a 66⅔ percent undivided interest in the system. If NuStar fails to operate any portion of the McKee products system in accordance with the terms of our operating agreement with them, such failure could result in our inability to meet our commitments to Valero, which in turn could result in a reduction in our revenues, or in us becoming liable to Valero for any losses it may sustain by reason of our failure to comply, which losses may not be recoverable by us from NuStar. Similarly, our PAPS terminal is operated by Shell, and any failure by Shell or any successor-operator to comply with the terms of our operating agreement could result in our inability to meet our commitments to Valero with respect to our Port Arthur products system, which in turn could result in a reduction in our revenues, or in us becoming liable to Valero for any losses it may sustain by reason of our failure to comply, which losses may not be recoverable by us from the operator.
Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders, and the value of our units.
We are dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make distributions to our unitholders. Restrictions in our revolving credit facility and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our unitholders. For example, our revolving credit facility contains a covenant that requires us to maintain a ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (or 5.5 to 1.0 during specified periods following certain acquisitions).
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
Compliance with and changes in environmental and pipeline integrity and safety laws could adversely affect our performance.
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

Further, certain of our pipeline facilities are subject to the pipeline integrity and safety regulations of the Pipeline and Hazardous Materials Safety Administration (PHMSA) at the U.S. Department of Transportation. PHMSA regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products, and other hazardous liquid pipeline facilities. The implementation of the 2011 Pipeline Safety Act or any issuance or reinterpretation of guidance by PHMSA or similar state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis. In January 2015, it was announced as part of a broad plan to reduce methane emissions from the oil and natural gas sector that PHMSA will propose pipeline safety standards in 2015 that will result in reduced methane emissions. Emerging pipeline integrity and safety rules could result in increased capital expenditures for us and similarly situated operators.
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
We own pipeline assets in Texas, New Mexico, Tennessee, Mississippi, Arkansas, and Oklahoma, and we provide both interstate and intrastate transportation services for refined petroleum products and crude oil. Many of our pipelines are common carriers and may be required to provide service to any shipper that requests transportation services on our pipelines.
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
A significant interruption related to our information technology systems could adversely affect our business.
Our information technology systems and network infrastructure may be subject to unauthorized access or attack, which could result in a loss of sensitive business information, systems interruption, or the disruption of our business operations. There can be no assurance that our infrastructure protection technologies and disaster recovery plans can prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations.
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
As of January 31, 2015, Valero owned a 68.6 percent limited partner interest in us and owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, because it is a wholly owned subsidiary of Valero, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is beneficial to Valero. Conflicts of interest may arise between Valero and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Valero, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80 percent of the common units. As of January 31, 2015, Valero owned 40.1 percent of our common units, and, as a result, Valero did not have the ability to exercise the limited call right;

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
Pursuant to our partnership agreement, we reimburse our general partner and its affiliates, including Valero, for expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Pursuant to the omnibus agreement, as amended, we pay an annual fee of $9,252,500 to Valero for general and administrative services and reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In the event we acquire additional assets from Valero in the future, we may agree to increase such annual fee. In addition, we are required to reimburse our general partner for payments to Valero pursuant to the services and secondment agreement for the wages, benefits, and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our pipeline and terminal systems. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces our cash flows, and, as a result, reduces our ability to make distributions to our unitholders. There is no limit on the fees and expense reimbursements that we may be required to pay to our general partner and its affiliates.
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
Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.
Our unitholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66⅔ percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of January 31, 2015, our general partner and its affiliates owned 40.1 percent of our common units and all of our subordinated units, representing an aggregate 70.0 percent of our outstanding common and subordinated units (excluding common units held by officers and directors of our general partner and Valero). If our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished, thereby eliminating the distribution and liquidation preference of common units. “Cause” is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. “Cause” does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
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
As of January 31, 2015, Valero held 11,539,989 of our common units and 28,789,989 of our subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Valero with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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

As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of January 31, 2015, our general partner and its affiliates owned approximately 40.1 percent of our common units (excluding common units held by officers and directors of our general partner and Valero). At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 70.0 percent of our outstanding common units (excluding common units held by officers and directors of our general partner and Valero) and therefore would not be able to exercise the call right at that time. In the future, we may engage in transactions with Valero pursuant to which we may issue additional common units to Valero.
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
We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis and we are required to assess the effectiveness of our controls annually. Effective internal controls are necessary for us to provide reliable and timely financial reports, to prevent fraud, and to operate successfully as a publicly traded limited partnership. We may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. For example, Section 404 requires us, among other things, annually to review and report on the effectiveness of our internal control over financial reporting. Any failure to develop, implement, or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state and local income tax at varying rates. Distributions generally would be taxed again to our unitholders as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states.
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
Because a unitholder will be treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes, on the unitholder’s share of our taxable income even if it receives no distributions from us. Our unitholders may not receive distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
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
Unitholders who sell common units will recognize gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease the unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture.
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
We will be considered to have technically terminated our existing partnership and having formed a new partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a 12-month period. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if certain relief were unavailable) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.
As a result of investing in our common units, a unitholder may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if the unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. We conduct business and/or control assets in Arkansas, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, and Texas. Except for Texas, all of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all federal, state, and local tax returns. Unitholders should consult their own tax advisors regarding such matters. Under the tax laws of some states where we conduct business, we may be required to withhold a percentage from amounts to be distributed to a unitholder who is not a resident of that state.
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
Compliance with and changes in tax law could adversely affect our performance.
We are subject to extensive tax laws and regulations, including federal and state income tax laws and transactional taxes such as excise, sales/use, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
We incorporate by reference into this Item our disclosures made in Part II, Item 8 of this report included in Note 8 of Notes to Consolidated Financial Statements under the caption “Litigation Matters.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unit Price and Cash Distributions
Our common units are listed on the NYSE under the symbol “VLP.” On December 16, 2013, we completed our initial public offering of common units representing limited partnership interests. As of January 31, 2015, there were 12 holders of record of our common units and Valero owned all of our subordinated units and general partner units, for which there is no established trading market. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.
The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for each quarter beginning December 10, 2013, the date our units began trading.

Quarter Ended	High Sale Price	Low Sale Price	Quarterly Cash Distribution per Unit	Record Date	Distribution Date
December 31, 2014	$52.65	$35.96	$0.266	February 5, 2015	February 12, 2015
September 30, 2014	56.89	43.33	0.24	October 31, 2014	November 12, 2014
June 30, 2014	50.98	38.01	0.2225	August 1, 2014	August 13, 2014
March 31, 2014	40.60	31.30	0.2125	May 1, 2014	May 14, 2014
December 31, 2013	34.78	27.50	0.037	January 31, 2014	February 12, 2014
The distribution for the quarter ended December 31, 2013 was calculated as the minimum quarterly distribution of $0.2125 per unit prorated for the portion of the quarter subsequent to the Offering.
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
Intent to Distribute the Minimum Quarterly Distribution
We intend to make at least the minimum quarterly distribution to holders of our common and subordinated units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2 percent of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 1,175,102 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2 percent interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.
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
Subordination Period
Except as described below, the subordination period began on the closing date of the Offering and will extend until the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending December 31, 2016, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $0.2125 per unit per quarter, for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

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
The Initial Public Offering
On December 16, 2013, we completed the Offering and received $396.8 million of gross proceeds from the sale of 17,250,000 common units to the public. J.P. Morgan Securities LLC and Barclays Capital Inc. served as representatives of the several underwriters for the Offering. After deducting underwriting discounts, structuring fees, and other offering costs of $27.6 million, our net proceeds from the Offering were $369.2 million. We retained the net proceeds from the Offering for general partnership purposes, which may include potential acquisitions from Valero and third parties and organic expansion capital expenditures.
Securities Authorized for Issuance Under Equity Compensation Plans
The information appearing in Item 12., “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data shown in the table below was derived from the consolidated financial results of Valero Energy Partners LP and from the combined financial results of our Predecessor. The Acquisition of the Texas Crude Systems Business was accounted for as a transfer of a business between entities under common control. Accordingly, this financial data has been retrospectively adjusted to include the historical results of the Texas Crude Systems Business for all periods presented prior to July 1, 2014.
The following table should be read together with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in Item 8., “Financial Statements and Supplementary Data.” The amounts below are presented in thousands, except per unit amounts.

	Year Ended December 31,
	2014	2013	2012	2011
Operating revenues – related party	$129,180	$124,985	$115,889	$90,933
Net income	68,764	68,006	57,797	33,489
Net income per limited partner unit (basic and diluted):
Common units	1.01	0.03	n/a	n/a
Subordinated units	1.01	0.03	n/a	n/a
Cash distribution declared per unit	0.941	0.037	n/a	n/a
Cash and cash equivalents	236,579	375,118	—	—
Total assets	596,073	737,590	348,843	351,055
Capital lease obligations, net of current portion	1,519	3,079	5,405	6,952

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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including without limitation our disclosures below under the headings “OVERVIEW” and “OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction, or termination of Valero’s obligation under our commercial agreements and our services and secondment agreement;

•	changes in global economic conditions and the effects of any global economic downturn on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined petroleum products;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

•
state and federal environmental, economic, health and safety, energy, and other policies and regulations, including those related to climate change and any changes therein, and any legal or regulatory investigations, delays, or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined petroleum products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks, and refined petroleum products;

•	changes in the cost or availability of third-party vessels, pipelines, and other means of delivering and transporting crude oil, feedstocks, and refined petroleum products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Valero’s operations or the areas in which Valero markets its refined products;

•	seasonal variations in demand for refined petroleum products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Valero;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available; and

•	political developments.
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
OVERVIEW
We are a fee-based, traditional master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. On December 16, 2013, we completed the Offering of 17,250,000 of our common units at a price of $23.00 per unit and received $396.8 million in gross proceeds from the sale of the units. After deducting underwriting fees, structuring fees, and other offering costs of $27.6 million, our net proceeds from the offering were $369.2 million.
On July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million, as further described in Note 3 of Notes to Consolidated Financial Statements. The Acquisition was accounted for as a transfer of a business between entities under common control. Accordingly, our historical financial position, results of operations, and cash flows have been retrospectively adjusted to include the historical financial position, results of operations, and cash flows of the Texas Crude Systems Business for periods prior to July 1, 2014. See Notes 1 and 3 of Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. As of December 31, 2014, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of several of Valero’s refineries.
In connection with the Offering and the Acquisition, we entered into new commercial and other agreements with Valero as more fully described in Item 1, “Business—Our Commercial Agreements with Valero.” Under these new agreements, certain storage capacity lease arrangements were replaced with terminaling throughput fees. In addition, we began charging a terminaling throughput fee for crude oil delivered to our Lucas terminal for which we did not historically charge a fee, and we revised the rates charged for transportation services provided by certain of our pipelines. Because of these new agreements, our results of operations for the year ended December 31, 2014, which was our first full year of operations subsequent to us becoming a publicly traded limited partnership, are not necessarily comparable to our historical results of operations.
For the year ended December 31, 2014, we reported net income of $68.8 million, net income attributable to partners of $59.3 million, and net income per limited partner unit of $1.01 compared to $68.0 million, $2.0 million, and $0.03, respectively, for the year ended December 31, 2013.
The increase in net income of $758,000 was due primarily to a $1.2 million increase in other income, which was partially offset by a $649,000 decrease in operating income. Despite a $4.2 million increase in operating revenues in 2014, our operating income decreased due to a $4.8 million increase in costs and expenses due primarily to higher general and administrative expenses following the Offering and the Acquisition.
Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. We expect that Valero will ship volumes in excess of its minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its minimum throughput commitments at our terminals for the full year of 2015.
On February 27, 2015, the board of directors of our general partner, following the recommendation of the conflicts committee of the board, approved our entry into a contribution agreement with Valero pursuant to which Valero will contribute to us – effective March 1, 2015 – two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana) (collectively, the Houston and St. Charles Terminal Services Business) for total consideration of $671.2 million.
Under the contribution agreement, the consideration we will pay to Valero will consist of (i) a cash distribution of $571.2 million, and (ii) common units and general partner units having an aggregate value, collectively, of $100.0 million. We expect to fund the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated loan agreement we plan to enter into with Valero. Our board of directors also approved our entry into various agreements with Valero related to the contribution agreement, including amended and restated schedules to our omnibus agreement, an amended and restated services and secondment agreement, additional schedules to our commercial agreements with respect to the related logistics assets, and lease agreements.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the periods prior to December 16, 2013 reflect the combined results of operations of our Predecessor, adjusted for the Acquisition. The financial results from December 16, 2013 through December 31, 2013 and for the year ended December 31, 2014 represent our consolidated results of operations, adjusted for the Acquisition for periods prior to July 1, 2014. See Notes 1 and 3 of Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
2014 Compared to 2013
Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	Change
Operating revenues – related party	$129,180	$124,985	$4,195
Costs and expenses:
Operating expenses	31,719	32,205	(486)
General and administrative expenses	12,330	7,195	5,135
Depreciation expense	16,451	16,256	195
Total costs and expenses	60,500	55,656	4,844
Operating income	68,680	69,329	(649)
Other income, net	1,504	309	1,195
Interest expense	(872)	(198)	(674)
Income before income taxes	69,312	69,440	(128)
Income tax expense	548	1,434	(886)
Net income	68,764	68,006	758
Less: Net income attributable to Predecessor	9,483	65,965	(56,482)
Net income attributable to partners	59,281	2,041	57,240
Less: General partner’s interest in net income	1,379	41	1,338
Limited partners’ interest in net income	$57,902	$2,000	$55,902

Net income per limited partner unit (basic and diluted):
Common units	$1.01	$0.03
Subordinated units	$1.01	$0.03

Weighted average number of limited partner units outstanding:
Common units – basic	28,790	28,790
Common units – diluted	28,791	28,790
Subordinated units – basic and diluted	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2014	2013	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$72,737	$75,908	$(3,171)
Pipeline transportation throughput (BPD) (a)	908,095	814,103	93,992
Average pipeline transportation revenue per barrel (b)	$0.22	$0.26	$(0.04)

Terminaling:
Terminaling revenues	$55,495	$29,642	$25,853
Terminaling throughput (BPD)	545,135	260,704	284,431
Average terminaling revenue per barrel (b)	$0.28	$0.31	$(0.03)

Storage revenues (c)	$948	$19,435	$(18,487)

Total operating revenues – related party	$129,180	$124,985	$4,195

Capital expenditures:
Maintenance	$4,653	$6,720	$(2,067)
Expansion	6,574	15,174	(8,600)
Total capital expenditures	$11,227	$21,894	$(10,667)

Other financial information:
Quarterly cash distribution declared per unit (d)	$0.941	$0.037

Distribution declared:
Limited partner units – public	$16,238	$638
Limited partner units – Valero	37,950	1,492
General partner units – Valero	1,304	44
Total distribution declared	$55,492	$2,174
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, certain of these storage capacity lease agreements were replaced with terminaling fees.

(d)
The quarterly cash distribution for the year ended December 31, 2013 was calculated as the minimum quarterly distribution of $0.2125 per unit prorated for the period from the date of the Offering (December 16, 2013) to December 31, 2013.

Revenues increased $4.2 million, or 3 percent, in 2014 compared to 2013. The increase was due primarily to an increase of $4.1 million at our Port Arthur logistics system driven by higher utilization of the Lucas crude system resulting from higher throughput of domestic crude oil at Valero’s Port Arthur Refinery. Also contributing to the increase in pipeline volumes was the interconnection of the Lucas crude system with TransCanada’s Cushing MarketLink pipeline, which began service in June 2014.
Operating expenses decreased $486,000, or 2 percent, in 2014 compared to 2013. The decrease was due primarily to lower maintenance expense of $2.8 million at our Memphis, Port Arthur, and McKee logistics systems. The decrease in maintenance expense was partially offset by an increase of $2.4 million in insurance expense as a result of us acquiring our own insurance policies. Prior to being a separate publicly traded limited partnership, we were allocated a portion of Valero’s insurance costs.
General and administrative expenses increased $5.1 million, or 71 percent, in 2014 compared to 2013 due to incremental costs of $2.4 million related to the management fee charged to us by Valero and $2.3 million in additional incremental costs of being a separate publicly traded limited partnership. During 2014, we also incurred $457,000 in costs related to the Acquisition.
“Other income, net” increased $1.2 million in 2014 compared to 2013 due primarily to interest income (net of bank fees) of $870,000 earned on our cash and cash equivalents and income from right-of-way fees and the sale of scrap metal of $357,000 earned during 2014. Prior to the Offering, our Predecessor participated in Valero’s centralized cash management system; therefore, it held no cash or cash equivalents, and no interest income was allocated to our Predecessor by Valero.
Interest expense increased $674,000 in 2014 compared to 2013 due to commitment fees of $515,000 and amortization of deferred debt issuance costs of $314,000 both related to our revolving credit facility, which we entered into in connection with the Offering, partially offset by a $155,000 decrease in net interest expense on capital leases.
Our income tax expense is associated with the Texas margin tax. Our effective tax rate was 1 percent during 2014 compared to 2 percent during 2013. The decrease was due primarily to deferred tax expense recorded during the second quarter of 2013 in connection with the initial recognition of a deferred tax liability associated with a change in the law with respect to the Texas margin tax.

2013 Compared to 2012
Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	Change
Operating revenues – related party	$124,985	$115,889	$9,096
Costs and expenses:
Operating expenses	32,205	34,473	(2,268)
General and administrative expenses	7,195	6,546	649
Depreciation expense	16,256	16,550	(294)
Total costs and expenses	55,656	57,569	(1,913)
Operating income	69,329	58,320	11,009
Other income, net	309	337	(28)
Interest expense	(198)	(307)	109
Income before income taxes	69,440	58,350	11,090
Income tax expense	1,434	553	881
Net income	68,006	57,797	10,209
Less: Net income attributable to Predecessor	65,965	57,797	8,168
Net income attributable to partners	2,041	$—	$2,041
Less: General partner’s interest in net income	41
Limited partners’ interest in net income	$2,000

Net income per limited partner unit (basic and diluted):
Common units	$0.03
Subordinated units	$0.03

Weighted average number of limited partner units outstanding (basic and diluted):
Common units	28,790
Subordinated units	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2013	2012	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$75,908	$68,835	$7,073
Pipeline transportation throughput (BPD) (a)	814,103	736,296	77,807
Average pipeline transportation revenue per barrel (b)	$0.26	$0.25	$0.01

Terminaling:
Terminaling revenues	$29,642	$27,615	$2,027
Terminaling throughput (BPD)	260,704	237,656	23,048
Average terminaling revenue per barrel (b)	$0.31	$0.32	$(0.01)

Storage revenues (c)	$19,435	$19,439	$(4)

Total operating revenues – related party	$124,985	$115,889	$9,096

Capital expenditures:
Maintenance	$6,720	$8,739	$(2,019)
Expansion	15,174	8,052	7,122
Total capital expenditures	$21,894	$16,791	$5,103

Other financial information:
Quarterly cash distribution declared per unit (d)	$0.037	n/a

Distribution declared:
Limited partner units – public	$638	n/a
Limited partner units – Valero	1,492	n/a
General partner units – Valero	44	n/a
Total distribution declared	$2,174	n/a
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

(c)
Prior to the Offering, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the Offering, under our commercial agreements with Valero, certain of these storage capacity lease agreements were replaced with terminaling fees.

(d)
The quarterly cash distribution for the year ended December 31, 2013 was calculated as the minimum quarterly distribution of $0.2125 per unit prorated for the period from the date of the Offering (December 16, 2013) to December 31, 2013.

Revenues increased $9.1 million, or 8 percent, in 2013 compared to 2012. The increase is due primarily to:

•
An increase of $3.3 million at our Lucas crude system due primarily to an increase in pipeline volumes. These pipeline volumes increased by 13 percent in 2013 compared to the volumes in 2012. The increase in volumes was due to increased crude oil throughput at Valero’s Port Arthur Refinery, resulting from refinery expansion projects and improved refinery operations. The increase is also attributable to our new commercial agreement with Valero, which now includes a terminal throughput fee at our Lucas crude system that generated $733,000 of terminal revenue during the last 16 days of 2013.

•
An increase of $2.7 million due primarily to an increase in refined petroleum products volumes transported through our Port Arthur products system. These pipeline volumes increased by 32 percent in 2013 compared to the volumes in 2012. The increase in volumes was due to increased production at Valero’s Port Arthur Refinery, resulting from the new hydrocracker unit at the refinery, which was completed in December 2012, other refinery expansion projects, and improved refinery operations. The increase is also attributable to our new commercial agreement with Valero, which now includes a terminal throughput fee at our Port Arthur products system that generated $454,000 of terminal revenue during the last 16 days of 2013.

•
An increase of $1.2 million due to an increase in refined petroleum products volumes transported through our Memphis products system attributable to increased production at Valero’s Memphis Refinery, resulting from improved refinery operations in 2013 compared to 2012.

•
An increase of $1.2 million due primarily to an increase in crude oil volumes transported through our McKee crude system. The increase in volumes was largely attributable to a system expansion project that was completed in June 2013.

Operating expenses decreased $2.3 million, or 7 percent, in 2013 compared to 2012. The decrease was due to lower maintenance expense of $3.1 million in 2013 at our Port Arthur, Memphis and Wynnewood logistics systems. The decrease in maintenance expense was partially offset by an increase of $601,000 in electricity expense primarily due to expansion assets placed in service in 2013 in our McKee crude system.

General and administrative expenses increased $649,000, or 10 percent, in 2013 compared to 2012 due to several factors, including higher costs following the Offering due to being a separate publicly traded limited partnership and higher costs for our Predecessor. Following the Offering, we incurred incremental costs of $123,000 related to the management fee charged to us by Valero and $99,000 in additional incremental costs of being a separate publicly traded limited partnership. Our Predecessor also recognized an increase in costs allocated by Valero of $427,000, which was primarily attributable to higher incentive compensation for Valero employees who provided general corporate services to our Predecessor through December 15, 2013.

Our income tax expense is associated with the Texas margin tax. In 2013, our effective tax rate increased to 2 percent compared to less than 1 percent in 2012. The increase was primarily due to deferred tax expense recorded during the second quarter of 2013 in connection with the initial recognition of a deferred tax liability associated with a change in the law with respect to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES
Prior to the Offering and the Acquisition, our sources of liquidity included cash generated from operations and funding from Valero, and we participated in Valero’s centralized cash management system. We maintained no bank accounts dedicated solely to our assets; therefore, our cash receipts were deposited in Valero’s bank accounts and all cash disbursements were made from those accounts.
In conjunction with the Offering, we established separate bank accounts from Valero, but Valero continues to provide treasury services on our general partner’s behalf under our omnibus agreement. We expect our ongoing sources of liquidity to include the net proceeds from the Offering, cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.
On January 26, 2015, the board of directors of our general partner declared a distribution of $0.266 per unit applicable to the fourth quarter of 2014, which equates to $15.8 million based on the number of common, subordinated, and general partner units outstanding as of December 31, 2014. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
December 31, 2014	$0.266	$15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.24	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013	0.037	2,174	January 20, 2014	January 31, 2014	February 12, 2014

Revolving Credit Facility
In connection with the Offering, we entered into a $300.0 million senior unsecured revolving credit facility that matures in December 2018. The facility includes sub-facilities for swingline loans and letters of credit. As of December 31, 2014, no amounts were outstanding under this facility. See Note 7 of Notes to Consolidated Financial Statements for a description of our revolving credit facility.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Cash flows provided by (used in):
Operating activities	$83,906	$81,835	$74,159
Investing activities	(91,289)	(21,886)	(16,791)
Financing activities	(131,156)	315,169	(57,368)
Net increase (decrease) in cash and cash equivalents	$(138,539)	$375,118	$—

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.
Operating Activities
Our operations generated $83.9 million, $81.8 million, and $74.2 million in cash in 2014, 2013, and 2012, respectively. The increase in cash flows from operating activities in 2014 compared to 2013 was attributable primarily to an increase in net income and a decrease in cash used for working capital. The increase in cash flows from operating activities in 2013 compared to 2012 was attributable primarily to an increase in net income partially offset by an increase in cash used in working capital. The increases in net income are discussed above under “RESULTS OF OPERATIONS.” The changes in cash used in working capital are shown in Note 14 of Notes to Consolidated Financial Statements.
Investing Activities
Cash used for investing activities in 2014 was primarily impacted by the Acquisition on July 1, 2014. In connection with the Acquisition, we paid $154.0 million in cash to Valero, and of this amount $80.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining $73.9 million represented the excess purchase price paid over the carrying value, which was reflected as a financing activity as described below. In addition, we had capital expenditures of $11.2 million, $21.9 million, and $16.8 million in 2014, 2013, and 2012, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.

Financing Activities
We used $131.2 million in cash for financing activities in 2014, which consisted primarily of the $73.9 million of excess purchase price paid for the Acquisition over the carrying value of the assets as described above under “Investing Activities.” In addition, we paid $41.8 million in cash distributions to limited partners and our general partner, $3.2 million of offering costs related to the Offering, and $1.1 million of debt issuance costs related to our senior unsecured revolving credit facility. Further, we reflected a net transfer to Valero of $10.1 million related to the cash flows for the first six months of the year associated with the assets acquired on July 1, 2014 in connection with the Acquisition. In 2013, our financing activities were primarily from the net cash proceeds of $372.4 million received from the sale of 17,250,000 of our common units to the public in connection with the Offering, which was partially offset by net transfers to Valero of $59.1 million. In 2012, our financing activities consisted primarily of net transfers to Valero.

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
Our capital expenditures for the past three years were as follows (in thousands):

	Years Ended December 31,
	2014	2013 (a)	2012 (a)
Maintenance	$4,653	$6,720	$8,739
Expansion	6,574	15,174	8,052
Total capital expenditures	$11,227	$21,894	$16,791

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.
Our capital expenditures in 2014 were primarily directed toward the following activities:

•	expansion of the Three Rivers crude system;

•	interconnection with TransCanada’s Cushing Marketlink pipeline;

•	improvements in pipeline and tank monitoring systems at our Lucas crude system;

•	enhancement of pipeline and terminal monitoring systems at our Memphis products system; and

•	additive blending system improvements at our Memphis truck rack.
Our capital expenditures in 2013 were primarily directed toward the following activities:

•	interconnection with TransCanada’s Cushing MarketLink pipeline;

•	expansion of the McKee crude system;

•	expansion of the Three Rivers crude system; and

•	biodiesel blending system improvements at our Memphis truck rack.
Our capital expenditures in 2012 were primarily directed toward the following activities:

•	expansion of the McKee crude system;

•	partial replacement of the Wynnewood products pipeline; and

•	installation of metering equipment on our Port Arthur products system pipelines and a pipeline connection to Oiltanking’s Beaumont marine terminal.

For the full year 2015, we expect our capital expenditures to be approximately $29.2 million, of which $16.7 million will be reimbursed by Valero in accordance with our omnibus agreement for certain projects related to the Houston and St. Charles Terminal Services Business. The remaining $12.5 million consists of $7.0 million for maintenance capital expenditures and $5.5 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
A summary of our contractual obligations as of December 31, 2014 is shown in the table below (in thousands):

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
Capital lease obligations	$1,414	$963	$—	$—	$—	$—	$2,377
Operating lease obligations	348	85	83	69	41	623	1,249
Other long-term liabilities	—	—	—	—	—	1,065	1,065
Total	$1,762	$1,048	$83	$69	$41	$1,688	$4,691
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
Other Long-term Liabilities
Our other long-term liabilities are described in Note 6 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the table above, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2014.
Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the FERC under the ICA and EPAct. Our pipelines and terminal operations are also subject to safety regulations adopted by the DOT, as well as to state regulations. For more information on federal and state regulations affecting our business, please read Item 1., “Business-FERC and Common Carrier Regulations.”

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
Future expenditures may be required to comply with federal, state, and local laws and regulations for our various sites, including our pipeline and terminal systems. The impact of these legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations, and liquidity. For a further description about future expenditures that may be required to comply with these requirements, please read Item 1., “Business—Environmental Matters.”
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
We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed. For additional information, please read Note 6 of Notes to Consolidated Financial Statements.
NEW ACCOUNTING PRONOUNCEMENTS
As discussed in Note 2 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will become effective for our financial statements in the future. Except as disclosed in Note 2, the adoption of these pronouncements is not expected to have a material effect on our financial statements.
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
Environmental Matters
Accruals for environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies, without establishing a range of loss for these liabilities. Environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation, the timing of such remediation, and the determination of our obligation in proportion to other parties. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts, and potential improvements in remediation technologies. An estimate of the sensitivity to earnings for changes in those factors is not practicable due to the number of contingencies that must be assessed, the number of underlying assumptions, and the wide range of possible outcomes. Accrued environmental costs are described in Note 6 of Notes to Consolidated Financial Statements.

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
Any debt that we incur under our revolving credit facility will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. There were no borrowings or letters of credit outstanding under our revolving credit facility as of December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Partners LP. Our management evaluated the effectiveness of Valero Energy Partners LP’s internal control over financial reporting as of December 31, 2014. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 62 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC
We have audited the accompanying consolidated balance sheets of Valero Energy Partners LP and its subsidiaries (the Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Partners LP and its subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the PCAOB, the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC
We have audited Valero Energy Partners LP (the Partnership’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Valero Energy Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero Energy Partners LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 27, 2015

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013 (a)
ASSETS
Current assets:
Cash and cash equivalents	$236,579	$375,118
Receivables from related party	8,499	7,150
Prepaid expenses and other	727	276
Total current assets	245,805	382,544
Property and equipment, at cost	474,843	468,327
Accumulated depreciation	(125,960)	(114,995)
Property and equipment, net	348,883	353,332
Deferred charges and other assets, net	1,385	1,714
Total assets	$596,073	$737,590
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$1,200	$1,048
Accounts payable	4,297	8,289
Accrued liabilities	1,054	158
Taxes other than income taxes	765	734
Deferred revenue from related party	124	85
Total current liabilities	7,440	10,314
Capital lease obligations, net of current portion	1,519	3,079
Deferred income taxes	830	941
Other long-term liabilities	1,065	1,092
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,255,208 and 17,250,000 units outstanding)	374,954	369,825
Common unitholder – Valero (11,539,989 and 11,539,989 units outstanding)	58,844	75,998
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	146,804	189,601
General partner – Valero (1,175,102 and 1,175,102 units outstanding)	4,617	6,167
Net investment	—	80,573
Total partners’ capital	585,219	722,164
Total liabilities and partners’ capital	$596,073	$737,590
______________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Texas Crude Systems Business from Valero Energy Corporation. See Notes 1 and 3.
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit data)

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Operating revenues – related party	$129,180	$124,985	$115,889
Costs and expenses:
Operating expenses	31,719	32,205	34,473
General and administrative expenses	12,330	7,195	6,546
Depreciation expense	16,451	16,256	16,550
Total costs and expenses	60,500	55,656	57,569
Operating income	68,680	69,329	58,320
Other income, net	1,504	309	337
Interest expense	(872)	(198)	(307)
Income before income taxes	69,312	69,440	58,350
Income tax expense	548	1,434	553
Net income	68,764	68,006	57,797
Less: Net income attributable to Predecessor	9,483	65,965	57,797
Net income attributable to partners	59,281	2,041	$—
Less: General partner’s interest in net income	1,379	41
Limited partners’ interest in net income	$57,902	$2,000

Net income per limited partner unit – basic and diluted:
Common units	$1.01	$0.03
Subordinated units	$1.01	$0.03

Weighted-average limited partner units outstanding:
Common units – basic	28,790	28,790
Common units – diluted	28,791	28,790
Subordinated units – basic and diluted	28,790	28,790

Cash distribution declared per unit	$0.941	$0.037
______________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Texas Crude Systems Business from Valero Energy Corporation. See Notes 1 and 3.
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2011 (a)	$—	$—	$—	$—	$342,104	$342,104
Net income attributable to Predecessor (a)	—	—	—	—	57,797	57,797
Net transfers to Valero Energy Corporation (a)	—	—	—	—	(58,641)	(58,641)
Balance as of December 31, 2012 (a)	—	—	—	—	341,260	341,260
Net income:
Attributable to Predecessor (a)	—	—	—	—	65,965	65,965
Attributable to partners	599	401	1,000	41	—	2,041
Net transfers to Valero Energy Corporation (a)	—	—	—	—	(59,828)	(59,828)
Prefunding of capital projects by Valero Energy Corporation	—	—	—	—	3,500	3,500
Allocation of net investment to unitholders	—	75,597	188,601	6,126	(270,324)	—
Proceeds from initial public offering, net of offering costs	369,226	—	—	—	—	369,226
Balance as of December 31, 2013 (a)	369,825	75,998	189,601	6,167	80,573	722,164
Net income:
Attributable to Predecessor	—	—	—	—	9,483	9,483
Attributable to partners	17,346	11,605	28,951	1,379	—	59,281
Net transfers to Valero Energy Corporation	—	—	—	—	(9,940)	(9,940)
Allocation of Valero Energy Corporation’s net investment in the Texas Crude Systems Business	—	22,276	55,572	2,268	(80,116)	—
Consideration paid to Valero Energy Corporation for the Texas Crude Systems Business	—	(42,818)	(106,822)	(4,360)	—	(154,000)
Cash distributions to unitholders	(12,281)	(8,217)	(20,498)	(837)	—	(41,833)
Distribution equivalent right payments	(4)	—	—	—	—	(4)
Unit-based compensation	68	—	—	—	—	68
Balance as of December 31, 2014	$374,954	$58,844	$146,804	$4,617	$—	$585,219
______________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Texas Crude Systems Business from Valero Energy Corporation. See Notes 1 and 3.
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Cash flows from operating activities:
Net income	$68,764	$68,006	$57,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,451	16,256	16,550
Deferred income tax expense	43	941	—
Changes in current assets and current liabilities	(1,318)	(2,947)	250
Changes in deferred charges and credits and other operating activities, net	(34)	(421)	(438)
Net cash provided by operating activities	83,906	81,835	74,159
Cash flows from investing activities:
Capital expenditures	(11,227)	(21,894)	(16,791)
Acquisition of the Texas Crude Systems Business from Valero Energy Corporation	(80,116)	—	—
Proceeds from dispositions of property and equipment	54	8	—
Net cash used in investing activities	(91,289)	(21,886)	(16,791)
Cash flows from financing activities:
Repayments of capital lease obligations	(1,048)	(1,059)	(970)
Offering costs	(3,223)	—	—
Prefunding of capital projects by Valero	—	3,500	—
Proceeds from initial public offering, net of offering costs	—	372,449	—
Debt issuance costs	(1,071)	(572)	—
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Texas Crude Systems Business	(73,884)	—	—
Cash distributions to unitholders and distribution equivalent right payments	(41,837)	—	—
Net transfers to Valero Energy Corporation	(10,093)	(59,149)	(56,398)
Net cash provided by (used in) financing activities	(131,156)	315,169	(57,368)
Net increase (decrease) in cash and cash equivalents	(138,539)	375,118	—
Cash and cash equivalents at beginning of year	375,118	—	—
Cash and cash equivalents at end of year	$236,579	$375,118	$—
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
References in this report to “Predecessor,” “we,” “us,” or “our” for periods prior to the Offering refer to Valero Energy Partners LP Predecessor, our Predecessor for accounting purposes. Activity related to the Acquisition (defined below) for periods prior to the July 1, 2014 acquisition date are also attributable to our Predecessor. References in this report to the “Partnership,” “we,” “us,” or “our” for periods after the Offering refer to Valero Energy Partners LP, one or more of its consolidated subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
On December 16, 2013, the Partnership completed its initial public offering (the Offering) of 17,250,000 common units representing limited partner interests. See “Initial Public Offering” below for further discussion. Immediately following the Offering, the Partnership included the assets, liabilities, and results of operations of certain crude oil and refined petroleum products pipelines, terminals, and other logistics assets previously owned and operated by Valero referred to as the Contributed Assets. Prior to the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to our Predecessor. On July 1, 2014, we acquired the Texas Crude Systems Business from Valero (the Acquisition) as described in Note 3. As of December 31, 2014, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of several of Valero’s refineries.
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
We received $396.8 million of gross proceeds from the sale of 17,250,000 common units to the public. After deducting underwriting discounts, structuring fees, and other offering costs of $27.6 million, our net proceeds

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the Offering were $369.2 million. We retained the net proceeds from the Offering for general partnership purposes, which may include potential acquisitions from Valero and third parties and organic expansion capital expenditures. On July 1, 2014, we used certain of these proceeds for the Acquisition as further described in Note 3.
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership and its subsidiaries as well as our Predecessor. All intercompany accounts and transactions have been eliminated.
The combined financial statements of our Predecessor were derived from the consolidated financial statements and accounting records of Valero and reflect the combined historical financial position, results of operations, and cash flows of our Predecessor as if the Contributed Assets and the Texas Crude Systems Business had been combined for periods prior to the Offering and the Acquisition.
The assets and liabilities of the Contributed Assets have been reflected in these financial statements at Valero’s carrying value rather than fair value as all of the assets and liabilities of the Contributed Assets were under common control with Valero immediately prior to the Offering.
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
There were no transactions between the operations of our Predecessor; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition, the statements of income for periods prior to the Offering and the Acquisition include direct charges for the management and operation of our logistics assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the Offering and the Acquisition, we transferred cash to Valero daily and Valero funded our operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to us and we reflected transfers of cash to and from Valero’s cash management system as a component of net investment. These net transfers of cash were reflected as a financing activity in our statements of cash flows. We also did not include any interest income on the net cash transfers to Valero. In conjunction with the Offering, we established separate bank accounts and no longer participate in Valero’s centralized cash management system.
The financial information presented for the periods after the Offering for the Contributed Assets and after July 1, 2014 for the Acquisition represents the consolidated financial position, results of operations, and cash flows of the Partnership.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts previously reported for the year ended December 31, 2013 have been reclassified to conform to the 2014 presentation.
Principles of Consolidation
These financial statements include the accounts of Valero Energy Partners LP, its subsidiaries, and our Predecessor. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
Cash and Cash Equivalents
Our cash equivalents are highly liquid investments that have a maturity of three months or less when acquired.
Receivables from Related Party
All of our receivables from related party are due from Valero and include trade receivables and nontrade receivables, net of payables to Valero for services under various agreements as more fully described in Note 4. Under these various agreements with Valero, we have the right to offset payables due to Valero against receivables from Valero.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Net Income per Limited Partner Unit
Basic and diluted net income per limited partner unit is determined pursuant to the two-class method for master limited partnerships as further described in Note 10.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
Revenues are recognized for the transportation of crude oil and refined petroleum products upon delivery of actual volumes transported at contractual tariff rates. Revenues are recognized for terminaling crude oil and refined petroleum products as terminaling services are performed based on contractual rates.
As further described in Note 4, our commercial agreements (defined in Note 4) with Valero contain minimum volume commitment requirements. Under these agreements, if Valero fails to transport its minimum throughput volumes during any quarter, then Valero will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Valero may apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline and terminal systems in excess of its minimum volume commitment during the following four quarters under the terms of the applicable commercial agreement. The deficiency payments are initially recorded as deferred revenue from related party. We recognize revenues for the deficiency payments at the earlier of when credits are used for volumes transported in excess of minimum volume commitments or upon the expiration of the applicable four-quarter period. The use or expiration of the credits is a reduction to deferred revenue from related party.
Certain of our commercial agreements with Valero are considered operating leases under U.S. GAAP. Lease revenue is recognized over the lease term and contingent lease revenue is recognized after minimum monthly volume commitment requirements on these leases have been met.
Prior to the Offering, our Predecessor recognized revenues under various operating leases with Valero for crude oil and refined petroleum products storage capacity.
Income Taxes
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2014, the Financial Accounting Standards Board (FASB) amended the ASC and issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new standard or retrospectively with a cumulative-effect adjustment to partners’ capital as of the date of initial application. Early adoption is not permitted. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.

In January 2015, the provisions of ASC Subtopic 225-20, “Income Statement–Extraordinary and Unusual Items” were amended to eliminate the concept of extraordinary items from U.S. GAAP as part of the FASB’s simplification initiative. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring or to exclude those items from the estimated annual effective tax rate for interim reporting purposes. These provisions may be applied prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations; however, it may affect the manner in which future extraordinary or unusual items, if any, are presented in our financial statements.

In February 2015, the provisions of ASC Topic 810, “Consolidation” were amended to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to partners’ capital as of the beginning of the first year restated. We are currently evaluating the effect that adopting this new accounting standard will have on our consolidated financial statements and related disclosures.

3.	ACQUISITIONS
Texas Crude Systems Business Acquisition
On July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million. The Texas Crude Systems Business is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee Crude System, the Three Rivers Crude System, and the Wynnewood Products System. In connection with this acquisition, we entered into additional schedules under our existing commercial agreements with Valero with respect to each system. We also amended and restated our omnibus agreement with Valero and our general partner entered into an amended services and secondment agreement with Valero. See Note 4 for a summary of the terms of these agreements.

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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities of the Texas Crude Systems Business are included in our consolidated balance sheets as of December 31, 2014 and 2013. The following table presents our previously reported December 31, 2013 consolidated balance sheet adjusted for the Acquisition (in thousands):

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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated results of operations of the Texas Crude Systems Business after the Acquisition are included in “Valero Energy Partners LP.” The combined results of operations of the Texas Crude Systems Business prior to the Acquisition are included in “Texas Crude Systems Business.” The following table presents our consolidated statement of income for the year ended December 31, 2014 giving effect to the Acquisition (in thousands):

	Year Ended December 31, 2014
	Valero Energy Partners LP	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$113,039	$16,141	$129,180
Costs and expenses:
Operating expenses	27,709	4,010	31,719
General and administrative expenses	11,446	884	12,330
Depreciation expense	14,764	1,687	16,451
Total costs and expenses	53,919	6,581	60,500
Operating income	59,120	9,560	68,680
Other income, net	1,484	20	1,504
Interest expense	(872)	—	(872)
Income before income taxes	59,732	9,580	69,312
Income tax expense	451	97	548
Net income	59,281	9,483	68,764
Less: Net income attributable to Predecessor	—	9,483	9,483
Net income attributable to partners	$59,281	$—	$59,281

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the previously reported consolidated statements of income for the years ended December 31, 2013 and 2012 adjusted for the Acquisition (in thousands):

	Year Ended December 31, 2013
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$94,529	$30,456	$124,985
Costs and expenses:
Operating expenses	24,751	7,454	32,205
General and administrative expenses	5,478	1,717	7,195
Depreciation expense	13,073	3,183	16,256
Total costs and expenses	43,302	12,354	55,656
Operating income	51,227	18,102	69,329
Other income, net	309	—	309
Interest expense	(198)	—	(198)
Income before income taxes	51,338	18,102	69,440
Income tax expense	1,187	247	1,434
Net income	50,151	17,855	68,006
Less: Net income attributable to Predecessor	48,110	17,855	65,965
Net income attributable to partners	$2,041	$—	$2,041

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2012
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$86,804	$29,085	$115,889
Costs and expenses:
Operating expenses	26,249	8,224	34,473
General and administrative expenses	5,016	1,530	6,546
Depreciation expense	12,881	3,669	16,550
Total costs and expenses	44,146	13,423	57,569
Operating income	42,658	15,662	58,320
Other income, net	337	—	337
Interest expense	(307)	—	(307)
Income before income taxes	42,688	15,662	58,350
Income tax expense	403	150	553
Net income	42,285	15,512	57,797
Less: Net income attributable to Predecessor	42,285	15,512	57,797
Net income attributable to partners	$—	$—	$—

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated cash flows of the Texas Crude Systems Business after the Acquisition are included in “Valero Energy Partners LP.” The combined cash flows of the Texas Crude Systems Business prior to the Acquisition are included in “Texas Crude Systems Business.” The following table presents our consolidated statement of cash flows for the year ended December 31, 2014 giving effect to the Acquisition (in thousands):

	Year Ended December 31, 2014
	Valero Energy Partners LP	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income	$59,281	$9,483	$68,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,764	1,687	16,451
Deferred income tax expense	11	32	43
Changes in current assets and current liabilities	(1,318)	—	(1,318)
Changes in deferred charges and credits and other operating activities, net	42	(76)	(34)
Net cash provided by operating activities	72,780	11,126	83,906
Cash flows from investing activities:
Capital expenditures	(10,194)	(1,033)	(11,227)
Acquisition of the Texas Crude Systems Business from Valero Energy Corporation	(80,116)	—	(80,116)
Proceeds from dispositions of property and equipment	54	—	54
Net cash used in investing activities	(90,256)	(1,033)	(91,289)
Cash flows from financing activities:
Repayments of capital lease obligations	(1,048)	—	(1,048)
Offering costs	(3,223)	—	(3,223)
Debt issuance costs	(1,071)	—	(1,071)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Texas Crude Systems Business	(73,884)	—	(73,884)
Cash distributions to unitholders and distribution equivalent right payments	(41,837)	—	(41,837)
Net transfers to Valero Energy Corporation	—	(10,093)	(10,093)
Net cash used in financing activities	(121,063)	(10,093)	(131,156)
Net decrease in cash and cash equivalents	(138,539)	—	(138,539)
Cash and cash equivalents at beginning of year	375,118	—	375,118
Cash and cash equivalents at end of year	$236,579	$—	$236,579

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the previously reported consolidated statements of cash flows for the years ended December 31, 2013 and 2012 adjusted for the Acquisition (in thousands):

	Year Ended December 31, 2013
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income	$50,151	$17,855	$68,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,073	3,183	16,256
Deferred income tax expense	814	127	941
Changes in current assets and current liabilities	(2,947)	—	(2,947)
Changes in deferred charges and credits and other operating activities, net	(404)	(17)	(421)
Net cash provided by operating activities	60,687	21,148	81,835
Cash flows from investing activities:
Capital expenditures	(13,831)	(8,063)	(21,894)
Proceeds from dispositions of property and equipment	—	8	8
Net cash used in investing activities	(13,831)	(8,055)	(21,886)
Cash flows from financing activities:
Repayments of capital lease obligations	(1,059)	—	(1,059)
Prefunding of capital projects by Valero	3,500	—	3,500
Proceeds from initial public offering, net of offering costs	372,449	—	372,449
Debt issuance costs	(572)	—	(572)
Net transfers to Valero Energy Corporation	(46,056)	(13,093)	(59,149)
Net cash provided by (used in) financing activities	328,262	(13,093)	315,169
Net increase in cash and cash equivalents	375,118	—	375,118
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$375,118	$—	$375,118

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2012
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income	$42,285	$15,512	$57,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,881	3,669	16,550
Changes in current assets and current liabilities	250	—	250
Changes in deferred charges and credits and other operating activities, net	(436)	(2)	(438)
Net cash provided by operating activities	54,980	19,179	74,159
Cash flows from investing activities:
Capital expenditures	(7,650)	(9,141)	(16,791)
Net cash used in investing activities	(7,650)	(9,141)	(16,791)
Cash flows from financing activities:
Repayments of capital lease obligations	(970)	—	(970)
Net transfers to Valero Energy Corporation	(46,360)	(10,038)	(56,398)
Net cash used in financing activities	(47,330)	(10,038)	(57,368)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

Houston and St. Charles Terminal Services Business Acquisition
On February 27, 2015, the board of directors of our general partner, following the recommendation of the conflicts committee of the board, approved our entry into a contribution agreement with Valero pursuant to which Valero will contribute to us – effective March 1, 2015 – two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana) for total consideration of $671.2 million.
Under the contribution agreement, the consideration we will pay to Valero will consist of (i) a cash distribution of approximately $571.2 million, and (ii) common units and general partner units having an aggregate value, collectively, of $100.0 million. We expect to fund the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated loan agreement we plan to enter into with Valero. Our board of directors also approved our entry into various agreements with Valero related to the contribution agreement, including amended and restated schedules to our omnibus agreement, an amended and restated services and secondment agreement, additional schedules to our commercial agreements with respect to the related logistics assets, and lease agreements.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED-PARTY AGREEMENTS AND TRANSACTIONS
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
Our operating and general and administrative expenses included charges for the management of our operations and the allocation of certain overhead and shared services expenses by Valero for periods presented through December 15, 2013 for the Contributed Assets and through June 30, 2014 for the Acquisition. These charges and allocations included such items as management oversight, information technology, legal, human resources, and other financial and administrative services. These allocations do not fully reflect the expenses that would have been incurred had we been a stand-alone limited partnership. Our management believes the charges allocated to our Predecessor were a reasonable reflection of the utilization of services provided and cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not have existed.
Agreements with Valero
The following agreements became effective on December 16, 2013, the date the Offering was completed. In connection with the Acquisition, we entered into additional schedules and amendments to certain of these agreements, which became effective on July 1, 2014.
Commercial Agreements
In connection with the Offering, we entered into a master transportation services agreement and a master terminal services agreements (collectively, the commercial agreements) with Valero with respect to each of our Contributed Assets. Under these commercial agreements, we provide transportation and terminaling services to Valero and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These commercial agreements have initial terms through December 16, 2023 and, with the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreements with respect to each asset for one additional five-year term.
In connection with the Acquisition, we entered into additional schedules under these commercial agreements with respect to each system acquired. Each schedule has an initial term through July 1, 2024 with one five-year renewal at Valero’s option and contains minimum throughput requirements and inflation escalators.
Amended and Restated Omnibus Agreement
In connection with the Offering, we entered into an omnibus agreement with Valero, certain of its subsidiaries, and our general partner. The agreement was amended and restated in connection with the Acquisition. The amended and restated agreement addresses the following matters:

•	our payment of an annual administrative fee (payable in equal monthly installments) for the management of our operations and general corporate services by Valero. The fee, initially in the

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of $7.9 million, was increased to $9.2 million per year in connection with the Acquisition and was prorated in 2014 based on the number of days from July 1, 2014 to December 31, 2014;

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

•	Valero’s right of first refusal to acquire certain of our assets;

•	the granting of a license from Valero to us with respect to use of certain Valero trademarks and tradenames; and

•	the prefunding of $3.5 million in 2013 by Valero for certain capital projects.
So long as Valero controls our general partner, the amended and restated omnibus agreement will remain in full force and effect. If Valero ceases to control our general partner, either party may terminate the amended and restated omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Amended Services and Secondment Agreement
In connection with the Offering, our general partner entered into a services and secondment agreement with Valero under which employees of Valero are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While Valero may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax, we are nevertheless required to reimburse Valero for the tax we would have owed had the attributes not been available or used for our benefit, even though Valero had no cash expense for that period.
Ground Lease Agreement
We entered into a ground lease agreement with Valero with respect to the land on which our Memphis truck rack is located. The ground lease agreement terminates on November 30, 2033, with no renewal periods. Initially, our base rent under the lease is $35,000 per year. Commencing on January 1, 2016 and annually thereafter, base rent will increase by a factor of 1.015 times. We are also required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises.
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	December 31,
	2014	2013
Trade receivables – related party	$10,515	$4,196
Due from (to) related party	(2,016)	2,954
Receivables from related party	$8,499	$7,150
The amounts shown in our balance sheets as deferred revenue from related party represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements described above.
The following table reflects significant transactions with Valero (in thousands):

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Operating revenues – related party	$129,180	$124,985	$115,889
Operating expenses	8,835	6,936	6,576
General and administrative expenses	9,869	7,114	6,546

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment
The following is a reconciliation of the amounts presented as net transfers to Valero on our statements of partners’ capital and statements of cash flows (in thousands).

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Net transfers to Valero per statements of partners’ capital	$(9,940)	$(59,828)	$(58,641)
Less: Noncash transfers from (to) Valero	153	(679)	(2,243)
Net transfers to Valero per statements of cash flows	$(10,093)	$(59,149)	$(56,398)

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

See Note 14 for additional information related to our noncash transfers from (to) Valero.
Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of our receivables were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.
Leases

Prior to the Offering, our Predecessor leased some of our crude oil and refined petroleum products storage capacity to Valero. There were no minimum lease requirements under these Predecessor agreements. After the Offering and the Acquisition, certain of our system’s schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all lease agreements are recorded within “operating revenues – related party” in our consolidated statements of income. Contingent lease revenues from these agreements totaled $5.5 million, $18.3 million, and $18.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

As of December 31, 2014, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

2015	$28,927
2016	28,927
2017	28,927
2018	28,927
2019	28,927
Thereafter	127,607
Total minimum rental payments	$272,242

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	December 31, 2014
	Non-Leased Assets	Assets Under Operating Leases (b)	Total
Pipelines and related assets	$227,780	$45,695	$273,475
Terminals and related assets	110,322	72,326	182,648
Other	9,439	—	9,439
Land	4,672	—	4,672
Construction-in-progress	4,609	—	4,609
Property and equipment, at cost	356,822	118,021	474,843
Accumulated depreciation	(106,941)	(19,019)	(125,960)
Property and equipment, net	$249,881	$99,002	$348,883

	December 31, 2013 (a)
	Non-Leased Assets	Assets Under Operating Leases (b)	Total
Pipelines and related assets	$259,825	$6,442	$266,267
Terminals and related assets	158,936	17,417	176,353
Other	9,049	—	9,049
Land	4,672	—	4,672
Construction-in-progress	11,986	—	11,986
Property and equipment, at cost	444,468	23,859	468,327
Accumulated depreciation	(110,705)	(4,290)	(114,995)
Property and equipment, net	$333,763	$19,569	$353,332
______________
(a) Prior period financial information has been retrospectively adjusted for the Acquisition.
(b) Represents assets owned by us for which we are the lessor (see Note 4). Certain assets acquired in the Acquisition were reflected as assets under operating leases on July 1, 2014.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	OTHER LONG-TERM LIABILITIES
Asset Retirement Obligations
We have asset retirement obligations with respect to certain of our pipelines and terminals that we are required to perform under law or contract once the asset is retired from service, and we have recognized obligations to restore certain leased properties to substantially the same condition as when such property was delivered to us or to its improved condition as prescribed by the lease agreements. With respect to all other property and equipment, it is our practice and current intent to maintain these assets and continue to make improvements to these assets as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these assets as of December 31, 2014 and 2013. We will recognize a liability at such time when sufficient information exists to estimate a range of potential settlement dates that is needed to employ a present value technique to estimate fair value.
Changes in our asset retirement obligations were as follows (in thousands):

	December 31,
	2014	2013 (a)	2012 (a)
Balance as of beginning of year	$931	$889	$849
Accretion expense	44	42	40
Balance as of end of year	$975	$931	$889

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

We do not expect any short-term spending and, as a result, there is no current liability reported for asset retirement obligations as of December 31, 2014 and 2013. Accretion expense is reflected in depreciation expense.
There are no assets that are legally restricted for purposes of settling our asset retirement obligations.
Accrued Environmental Costs
We had accrued environmental costs of $85,000 and $161,000 as of December 31, 2014 and 2013 respectively related to oversight costs for the cleanup at certain of our terminal locations, which is indemnified by Valero.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DEBT AND CAPITAL LEASE OBLIGATIONS
Revolving Credit Facility
We have a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders. The Revolver matures in December 2018. The Revolver includes sub-facilities for swingline loans and letters of credit. Our obligations under the Revolver will be jointly and severally guaranteed by all of our directly owned material subsidiaries. As of December 31, 2014 and 2013, the only guarantor under the Revolver was our wholly owned subsidiary, Valero Partners Operating Co. LLC.
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
As of December 31, 2014 and 2013, there were no borrowings and no letters of credit outstanding under the Revolver. In addition, there were no borrowings or repayments under the Revolver during the years ended December 31, 2014 and 2013. As of December 31, 2014, our ratio of total debt to EBITDA, calculated in accordance with the terms of the Revolver, was 0.03.
Capital Lease Obligations
We have certain pipeline assets under capital lease agreements. These capital lease agreements have remaining terms that expire during 2016 and have automatic renewal terms for 30 years with renewal rentals adjusted for inflation. As of December 31, 2014, our future minimum rentals for our capital leases were as follows (in thousands):

2015	$1,414
2016	963
Total minimum rental payments	2,377
Less interest expense	(264)
Unamortized fair value adjustment	606
Capital lease obligations	$2,719
The unamortized fair value adjustment is the remaining balance as of December 31, 2014 of a fair value adjustment recorded in connection with capital leases acquired by our Predecessor as part of a business acquisition in September 2005.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2014, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

2015	$348
2016	85
2017	83
2018	69
2019	41
Thereafter	623
Total minimum rental payments	$1,249
Rental expense for all operating leases was $459,000, $406,000, and $332,000 for the years ended December 31, 2014, 2013, and 2012, as retrospectively adjusted for the Acquisition.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
December 31, 2014	$0.266	$15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.24	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013	0.037	2,174	January 20, 2014	January 31, 2014	February 12, 2014
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments (see Notes 10 and 11 for a description of DERs) applicable to the period in which the distributions and DERs were earned (in thousands):

	Year Ended December 31, 2014	December 16, 2013 through December 31, 2013
General partner’s distributions:
General partner’s distributions	$1,110	$44
General partner’s incentive distribution rights (IDRs)	194	—
Total general partner’s distributions	1,304	44
Limited partners’ distributions:
Common – public	16,232	638
Common – Valero	10,859	427
Subordinated – Valero	27,091	1,065
Total limited partners’ distributions	54,182	2,130
DERs	6	—
Total cash distributions, including DERs	$55,492	$2,174

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	NET INCOME PER LIMITED PARTNER UNIT
Net income per limited partner unit is calculated only for the periods subsequent to the Offering as no units were outstanding prior to the Offering. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit.
Basic and diluted net income per limited partner unit is determined pursuant to the two-class method for master limited partnerships. The two-class method is an earnings allocation formula that is used to determine earnings to our general partner, common unitholders, and participating securities according to (i) distributions pertaining to each period’s net income and (ii) participation rights in undistributed earnings.

We calculate net income available to limited partners based on the distributions pertaining to each period’s net income. After considering the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners, and other participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method. Participating securities include IDRs and awards under our 2013 ICP (defined in Note 11) that receive DERs, as further discussed in Note 11. However, the terms of our partnership agreement limit the general partner’s incentive distribution to the amount of available cash, which, as defined in our partnership agreement, is net of reserves deemed appropriate. As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings in the calculation of net income per limited partner unit. Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit for the year ended December 31, 2014 and for the period from the date of the Offering (December 16, 2013) to December 31, 2013 was computed as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2014
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,110	$27,091	$27,091	$—	$55,292
General partner’s IDRs	194	—	—	—	194
DERs	—	—	—	6	6
Distributions and DERs declared	1,304	27,091	27,091	6	55,492
Undistributed earnings	75	1,857	1,857	—	3,789
Net income available to limited partners – basic	$1,379	28,948	28,948	$6	$59,281
Add: DERs		6	—
Net income available to limited partners – diluted		$28,954	$28,948

Net income per limited partner unit – basic:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit – basic		$1.01	$1.01

Net income per limited partner unit – diluted:
Weighted-average units outstanding		28,790	28,790
Common equivalent units for restricted units		1	—
Weighted-average units outstanding – diluted		28,791	28,790

Net income per limited partner unit – diluted		$1.01	$1.01

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 16, 2013 through December 31, 2013
		Limited Partners
	General Partner	Common Units	Subordinated Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions	$44	$1,065	$1,065	$2,174
Excess distributions over earnings	(3)	(65)	(65)	(133)
Net income available to limited partners – basic and diluted	$41	$1,000	$1,000	$2,041

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit – basic and diluted:		$0.03	$0.03

11.	UNIT-BASED COMPENSATION
Our general partner maintains the Valero Energy Partners LP 2013 Incentive Compensation Plan (2013 ICP)under which various unit and unit-based awards may be granted to employees and non-employee directors. Awards under the 2013 ICP may include, but are not limited to, options to purchase common units, performance awards that vest upon the achievement of an objective performance goal, unit appreciation rights, and restricted units that vest over a period determined by the plan. The 2013 ICP was approved by the board of directors and the sole member of our general partner on November 26, 2013. As of December 31, 2014, 2,994,792 common units were available to be awarded under the 2013 ICP.
On January 20, 2014, a grant of 1,736 restricted units was made under the 2013 ICP to each of our three independent directors for a total of 5,208 restricted units, in tandem with an equal number of DERs. The weighted-average grant-date fair value was $34.575 per unit. This grant resulted in the recognition of unit-based compensation expense and an increase in partners’ capital of $68,000 for the year ended December 31, 2014. These restricted units are scheduled to vest on January 20, 2017, subject to the terms of the plan, at which time, each participant will be entitled to receive an equal number of unrestricted common units of the Partnership. The DERs entitle the participant to a cash payment equal to the cash distribution per unit paid on our outstanding common units and is paid to the participant in cash as of each record payment date during the period the restricted units are outstanding. As of December 31, 2014, there was $156,000 of unrecognized compensation cost related to outstanding unvested restricted units that is expected to be recognized over a weighted-average period of approximately two years.
On January 8, 2015, a grant of 1,481 restricted units was made under the 2013 ICP to each of our three independent directors for a total of 4,443 restricted units, in tandem with an equal number of DERs. The weighted-average grant-date fair value was $40.513 per unit. These restricted units will vest annually in equal one-third increments on each anniversary of the restricted units’ grant date.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES
Components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Current U.S. state	$505	$493	$553
Deferred U.S. state	43	941	—
Income tax expense	$548	$1,434	$553

a) Prior period financial information has been retrospectively adjusted for the Acquisition.
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, specifically in the state of Texas. The difference between income tax expense recorded by us and income taxes computed by applying the statutory federal income tax rate (35 percent for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax at the entity level as described above.
Deferred income tax liabilities relate to the tax effects of significant temporary differences in property and equipment resulting from a change in the Texas margin tax law during the second quarter of 2013. This change in the tax law allows certain pipeline entities to take a depreciation deduction for purposes of computing the Texas margin tax.
As of December 31, 2014 and 2013, we had no liability reported for unrecognized tax benefits. We did not have any interest or penalties related to income taxes during the years ended December 31, 2014, 2013, and 2012.

13.	EMPLOYEE BENEFIT PLANS
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our share of pension and postretirement costs and defined contribution plan costs was as follows (in thousands):

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Pension and postretirement costs	$69	$943	$817
Defined contribution plan costs	61	349	359

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

14.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Decrease (increase) in current assets:
Receivables from related party	$2,945	$(6,318)	$—
Prepaid expenses and other	(451)	(9)	250
Increase (decrease) in current liabilities:
Accounts payable	(4,778)	2,403	—
Accrued liabilities	896	158	—
Taxes other than income taxes	31	734	—
Deferred revenue from related party	39	85	—
Changes in current assets and current liabilities	$(1,318)	$(2,947)	$250
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash activities for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Receivables from related party:
Debt issuance costs owed to related party	$—	$1,071	$—
Offering costs owed to related party	—	3,223	—
Amounts due from related party	—	(5,126)	—
Transfer (from) to Valero for:
Indemnification of environmental costs	—	(85)	—
Deferred income taxes	(153)	—	—
Property and equipment, net	—	764	—
Change in accrued capital expenditures	—	—	2,243
Capital expenditures included in accounts payable	(786)	(761)	—
Reduction to property and equipment, net due to capital lease obligation modification	—	913	—

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2014	2013 (a)	2012 (a)
Interest paid	$899	$602	$743
Income taxes paid	74	493	553

(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

15.	FAIR VALUE OF FINANCIAL INSTRUMENT
The fair value of cash and cash equivalents approximates the carrying value due to the low level of credit risk of these assets combined with their market interest rates. The fair value measurement for cash and cash equivalents is categorized as Level 1 in the fair value hierarchy. Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per unit amounts). The information includes the results of operations of our Predecessor for the periods prior to the Offering for the Contributed Assets and prior to July 1, 2014 for the Acquisition. Net income per unit is only calculated after the Offering, as no units were outstanding prior to December 16, 2013.

	2014 Quarter Ended
	March 31 (a)	June 30 (a)	September 30	December 31
Operating revenues – related party	$29,489	$31,843	$33,666	$34,182
Operating income	14,928	16,834	17,730	19,188
Net income	15,209	16,956	17,543	19,056
Net income attributable to partners	10,482	12,200	17,543	19,056
Limited partners’ interest in net income	10,272	11,956	17,192	18,482
Net income per limited partner unit – basic:
Common units	0.18	0.21	0.30	0.32
Subordinated units	0.18	0.21	0.30	0.32
Net income per limited partner unit – diluted:
Common units	0.18	0.21	0.30	0.32
Subordinated units	0.18	0.21	0.30	0.32

	2013 Quarter Ended
	March 31 (a)	June 30 (a)	September 30	December 31 (a)
Operating revenues – related party	$29,993	$29,911	$32,012	$33,069
Operating income	18,215	16,930	17,102	17,082
Net income	18,043	15,472	16,970	17,521
Net income attributable to partners	n/a	n/a	n/a	2,041
Limited partners’ interest in net income	n/a	n/a	n/a	2,000
Net income per limited partner unit (basic and diluted):
Common units	n/a	n/a	n/a	0.03
Subordinated units	n/a	n/a	n/a	0.03
______________
(a) Prior period financial information has been retrospectively adjusted for the Acquisition.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported quarterly financial data giving effect to the Acquisition (in thousands):

	Previously Reported	Texas Crude Systems Business	Currently Reported
Quarter ended March 31, 2014:
Operating revenues – related party	$21,531	$7,958	$29,489
Operating income	10,152	4,776	14,928
Net income	10,482	4,727	15,209

Quarter ended June 30, 2014:
Operating revenues – related party	23,660	8,183	31,843
Operating income	12,050	4,784	16,834
Net income	12,200	4,756	16,956

Quarter ended March 31, 2013:
Operating revenues – related party	23,478	6,515	29,993
Operating income	14,656	3,559	18,215
Net income	14,520	3,523	18,043

Quarter ended June 30, 2013:
Operating revenues – related party	22,865	7,046	29,911
Operating income	12,973	3,957	16,930
Net income	11,613	3,859	15,472

Quarter ended December 31, 2013:
Operating revenues – related party	24,586	8,483	33,069
Operating income	11,601	5,481	17,082
Net income	12,094	5,427	17,521

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting
The management report on the Partnership’s internal control over financial reporting required by Item 9A appears in Item 8 on page 61 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP’s report on the Partnership’s internal control over financial reporting appears in Item 8 beginning on page 62 of this report, and is incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Valero Energy Partners LP
We are managed by our general partner, Valero Energy Partners GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Valero indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors; our unitholders are not entitled to elect the directors or participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
We do not, and our general partner and our subsidiaries do not, have any employees. All of the personnel that conduct our business are employed by Valero, and their services are provided to us pursuant to our omnibus agreement and services and secondment agreement with Valero.
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

Name	Age *	Position with Valero Energy Partners GP LLC
Joseph W. Gorder	57	Chairman of the Board and Chief Executive Officer
Richard F. Lashway	51	Director, President and Chief Operating Officer
Donna M. Titzman	51	Director, Senior Vice President, Chief Financial Officer and Treasurer
Jay D. Browning	56	Senior Vice President and General Counsel
Robert S. Beadle	65	Director
Timothy J. Fretthold	65	Director
Randall J. Larson	57	Director
R. Lane Riggs	49	Director
* as of December 31, 2014
Joseph W. Gorder. Mr. Gorder is Chairman of the Board and Chief Executive Officer of our general partner. Mr. Gorder was elected Chairman on April 17, 2014. He has served as a Director and as Chief Executive Officer since September 2013. Mr. Gorder has 26 years of service with Valero (including with UDS) and serves as Chairman of the Board, President and Chief Executive Officer of Valero. He became Valero’s Chief Executive Officer on May 1, 2014, and Valero’s Chairman of the Board on December 31, 2014. He formerly served as Valero’s Chief Operating Officer and earlier led Valero’s European operations from its London office. Mr. Gorder also has served as Valero’s Executive Vice President-Marketing and Supply following his tenure as Senior Vice President for Corporate Development and Strategic Planning. Prior to that, he held several positions with Valero and UDS with responsibilities for corporate development and marketing. Mr. Gorder has also served on the board of directors of Anadarko Petroleum Corporation since July 2014. We believe that Mr. Gorder is a suitable member of the board of directors because of his extensive industry experience, particularly his experience in overseeing transportation and logistics assets during his tenure at Valero.
Richard F. Lashway. Mr. Lashway was appointed Director, President and Chief Operating Officer of our general partner in September 2013. Mr. Lashway has nearly 19 years of service with Valero (including with UDS) and serves as Senior Vice President of Commercial Development and Logistics Operations for the Valero family of companies where he is responsible for developing and managing logistics projects. Throughout his career with Valero and UDS, Mr. Lashway has held critical leadership positions in the commercial and corporate development groups and has been an integral part of key transportation and logistics projects, including the initial public offering of Shamrock Logistics L.P., the predecessor to NuStar Energy L.P., and its acquisition of Kaneb Pipe Line Partners L.P. We believe that Mr. Lashway is a suitable member of the board of directors because of his extensive operational experience with transportation and logistics assets including his executive oversight and leadership of these assets at Valero.
Donna M. Titzman. Ms. Titzman was appointed Director, Senior Vice President, Chief Financial Officer and Treasurer of our general partner in September 2013. Ms. Titzman serves as Senior Vice President and Treasurer of Valero where she has responsibility for banking, cash management, customer credit, and investment management. Ms. Titzman joined Valero in 1986 and held various leadership positions before being appointed Vice President and Treasurer in 1999. Ms. Titzman is a Certified Public Accountant. We believe that Ms. Titzman is a suitable member of the board of directors because of her extensive industry experience and the knowledge of industry financial practices that she has gained as Treasurer of Valero.
Jay D. Browning. Mr. Browning was appointed Senior Vice President and General Counsel of our general partner in September 2013. Mr. Browning has 20 years of service with Valero. He was elected Executive Vice President and General Counsel of Valero in 2014, and is responsible for Valero’s legal department, corporate governance, environment and safety, and government relations. He was elected Senior Vice President and General Counsel of Valero in November 2012, and previously served as Senior Vice President-Corporate Law and Secretary from 2006 to 2012. Mr. Browning was elected Vice President of Valero in 2002, and was first elected as Valero’s Secretary in 1997.
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
Randall J. Larson. Mr. Larson became a member of the board of directors of our general partner on December 10, 2013. Mr. Larson has been a director of the general partner of MarkWest Energy Partners, L.P. since July 2011, where he serves as chair of its audit committee and a member of its compensation committee. Mr. Larson has also served as a director of the general partner of Oiltanking Partners, L.P. from

August 2011 to February 2014, formerly chairing its audit committee and serving as a member of its conflicts committee. Mr. Larson also previously served as Chief Executive Officer of the general partner of TransMontaigne Partners L.P. from September 2006 until August 2009, and as its Chief Financial Officer from January 2003 until September 2006, and served as its Controller from May 2002 to January 2003. From July 1994 to May 2002, Mr. Larson was a partner with KPMG LLP in its Silicon Valley and National (New York City) offices. From July 1992 to July 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. We believe that Mr. Larson is a suitable member of the board of directors because of his extensive expertise in financial, accounting, and governance matters relating to master limited partnerships.
R. Lane Riggs. Mr. Riggs joined the board of directors of our general partner on April 14, 2014. Since May 1, 2014, he has served as Valero’s Executive Vice President-Refining Operations and Engineering. From 2011 to 2014, Mr. Riggs was Senior Vice President-Refining Operations of Valero. Prior to that, he was an officer of various Valero subsidiary companies having responsibilities for process engineering, refining operations, feedstock supply, and optimization. We believe that Mr. Riggs is a suitable member of the board of directors because of his extensive knowledge, experience, and management skills in the refining and related logistics businesses.
Director Independence
Our common units are traded on the NYSE. Because we are a limited partnership, we rely on an exemption from the provisions of Section 303A.01 of the NYSE Listed Company Manual that would otherwise require the board of directors of our general partner to be composed of a majority of independent directors. In addition, we are not required to have a compensation committee or a nominating and governance committee. We are, however, required to have an audit committee of at least three members who meet the independence and experience tests established by the NYSE and the Exchange Act. Our board has determined that Messrs. Beadle, Fretthold, and Larson are independent under the independence standards of the NYSE.
Committees of the Board of Directors
The board of directors of our general partner has an audit committee and a conflicts committee, and may have such other committees as the board of directors may determine from time to time. The audit committee and the conflicts committee are composed entirely of independent directors.
Audit Committee
Messrs. Larson, Beadle, and Fretthold are members of our audit committee. Mr. Larson is chairman of the committee. Based on the attributes, education, and experience requirements set forth in the rules of the SEC, the board of directors of our general partner has determined that Mr. Larson is an “audit committee financial expert” (as defined by the SEC). Each of the members of the audit committee is independent as independence is defined in the Exchange Act, as well as the general independence requirements of the NYSE.
Our audit committee assists the board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm and approve all auditing services and related fees and the terms thereof.
Our audit committee has a written charter adopted by the board of directors of our general partner, which is available on our website at www.valeroenergypartners.com > About > Governance > Audit Committee charter.

Conflicts Committee
Messrs. Fretthold, Beadle, and Larson are members of our conflicts committee. Mr. Fretthold is chairman of the committee. The conflicts committee, upon request by our general partner, determines the resolution of certain transactions that may be deemed conflicts of interest. Our partnership agreement does not require that our board of directors seek approval from the conflicts committee to determine the resolution of any conflict of interest between us and Valero or any other person. Members of the conflicts committee (i) may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, (ii) may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan, or similar plan implemented by the general partner or the partnership, and (iii) must meet the independence and experience standards of the NYSE and the SEC to serve on an audit committee of a board of directors.
Lead Director and Meetings of Non-Management Directors
The board of directors of our general partner has appointed Robert S. Beadle to preside at executive sessions of the non-management and independent directors of our Board. The Lead Director – working with the committee chairs – sets agendas and leads the discussion of regular meetings of directors outside the presence of management, provides feedback regarding these meetings to the Chairman of the Board, and otherwise serves as liaison between the independent directors and the Chairman. At least annually, all of the independent directors of our general partner meet in executive session without management participation or participation by non-independent directors.
Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2014.
Communications with the Board of Directors of Our General Partner
Unitholders or other interested parties may communicate with our board of directors, our independent directors, any board committee, or the Chairman of the Board by submitting a communication in care of the Secretary of our general partner (at Valero Energy Partners LP, One Valero Way, San Antonio, Texas 78249). The envelope should be clearly marked to identify the intended recipient of the communication. The Secretary of our general partner will forward to the directors all communications that, in the Secretary’s judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations.
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

Website Availability of Our Governance Documents
We post the following governance documents on our website at www.valeroenergypartners.com > About > Governance. A printed copy of any of these documents is available to any unitholder upon request. Requests for documents must be in writing and directed to Valero Energy Partners LP, Attn: Secretary, One Valero Way, San Antonio, Texas, 78249.

•	Governance Guidelines,

•	Code of Business Conduct and Ethics,

•	Code of Ethics for Senior Financial Officers, and

•	Audit Committee charter.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
We do not, and our general partner and our subsidiaries do not, have any employees. Valero is responsible for providing and compensating the personnel necessary to conduct our operations, including the executive officers of our general partner. Under our omnibus agreement with Valero, we pay to Valero a fixed fee of $9,252,500 per year to cover, among other things, the services provided to us by the executive officers of our general partner. The omnibus agreement is more fully described below in Item 13., “Certain Relationships and Related Transactions, and Director Independence” (under the caption, “Certain Relationships and Related Party Transactions – Omnibus Agreement”).

Named Executive Officer Compensation
Our “named executive officers” or “NEOs” are the following executive officers of our general partner:

•	Joseph W. Gorder, Chief Executive Officer,

•	Richard F. Lashway, President and Chief Operating Officer,

•	Donna M. Titzman, Senior Vice President, Chief Financial Officer and Treasurer, and

•	Jay D. Browning, Senior Vice President and General Counsel.
Mr. Gorder, Mr. Lashway, Ms. Titzman, and Mr. Browning devote the majority of their time to their roles at Valero, and also spend a small portion of their time, as needed, managing our business and affairs. They do not receive any additional compensation for their services to our businesses or as executive officers of our general partner. Except for the fixed fee we pay to Valero under the omnibus agreement, we do not otherwise pay or reimburse any compensation amounts to or for Mr. Gorder, Mr. Lashway, Ms. Titzman, or Mr. Browning. Each is eligible to receive grants of unit-based awards under our incentive compensation plan, but none has to date received any awards under the plan. (Our incentive compensation plan is discussed below under “—Our Incentive Compensation Plan”).
The responsibility and authority for compensation-related decisions for our NEOs remain with the compensation committee of Valero’s board of directors (the “Valero Compensation Committee”). Those compensation determinations are not subject to approval by us, the board of directors of our general partner, or any committees thereof. Other than awards granted under our incentive compensation plan (under which the board of directors of our general partner can grant unit-based awards), Valero has the ultimate decision-

making authority with respect to the compensation of its and its subsidiaries’ executive officers and employees, including our named executive officers.
Summary Compensation Table
Except for the fixed management fee we paid to Valero under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2014.
Compensation by Valero
Valero provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans. In addition, although our NEOs have not entered into employment agreements with Valero, Mr. Gorder, Ms. Titzman, and Mr. Browning have change-of-control severance agreements with Valero, under which they would receive severance payments and benefits from Valero in the event of an involuntary termination of employment in connection with a change in control of Valero. In the future, Valero may provide different or additional compensation components, benefits, or perquisites to our NEOs.
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
Annual Cash Bonus Payments
Our NEOs are eligible to earn a cash payment from Valero under Valero’s annual incentive bonus program. Any bonus payments earned by the NEOs will be paid by Valero and will determined solely by Valero without input from us or our general partner or its board of directors. The amount of any bonus payments made by Valero will not result in changes to the contractually fixed fee for executive management services that we pay to Valero under the omnibus agreement.
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
Retirement, Health, Welfare and Additional Benefits
Our NEOs are eligible to participate in the employee benefit plans and programs that Valero offers to its employees, subject to the terms and eligibility requirements of those plans. Our NEOs are also eligible to participate in Valero’s tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Valero employees. Valero also has certain supplemental retirement plans in which its executives and key employees participate. When our NEOs participate in these programs, Valero is responsible for providing 100 percent of the benefits under these plans and programs to our NEOs.

Severance Arrangements
Valero has entered into change-of-control severance agreements with certain executives, including Mr. Gorder, Ms. Titzman, and Mr. Browning. The agreements are intended to assure the continued objectivity and availability of the officers in the event of any merger or acquisition activity that may threaten the job security of Valero executives. If a change of control occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the named executive officers’ terms and conditions of employment will not be adversely changed during the three-year period after a change of control. In addition, outstanding stock options and shares of restricted stock will vest upon the effective date of the change of control. Under the agreements, if an officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination.
Our Incentive Compensation Plan
Our general partner adopted the Valero Energy Partners LP 2013 Incentive Compensation Plan (ICP) for directors and officers of our general partner or its affiliates and certain others who may perform services for us. Our general partner may grant long-term unit-based awards to participants under the ICP. Awards under the plan are intended to compensate participants based on the performance of our common units and to align the participants’ long-term interests with those of our unit holders. We are responsible for the cost of awards granted under the ICP. All determinations with respect to awards to be made under the ICP will be made by the board of directors of our general partner or any committee thereof established for such purpose. No awards under the ICP were made to our NEOs in 2014. Grants of restricted common units were made to our independent directors in 2014 (as described below under the caption, “Compensation of Our Directors”).
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
Each of our independent directors receives an annual compensation package that consists of $60,000 in annual cash compensation and $60,000 in annual unit-based compensation. The independent directors who chair the audit and conflicts committees receive an additional $10,000 in cash compensation, and the independent director designated as the Lead Director receives an additional $10,000 in cash compensation. On January 20, 2014, each of Messrs. Beadle, Fretthold, and Larson received a grant of 1,736 restricted common units under the ICP, having an aggregate grant date fair value of $60,000. The restricted units were granted in tandem with distribution equivalent rights and are scheduled to vest upon the expiration of the three-year restriction period.

DIRECTOR COMPENSATION
This table summarizes compensation paid to our directors during the year ended December 31, 2014.

	Fees Earned or Paid in Cash	Unit Awards (1)	Other Income (3)	Total
Robert S. Beadle	$70,000	$60,022	$—	$130,022
Timothy J. Fretthold	70,000	60,022	6,116	136,138
Joseph W. Gorder	—	—	—	(2)
Randall J. Larson	70,000	60,022	—	130,022
Richard F. Lashway	—	—	—	(2)
R. Lane Riggs	—	—	—	(2)
Donna M. Titzman	—	—	—	(2)
William R. Klesse	—	—	—	(4)
Footnotes to Director Compensation table:

(1)
The amounts shown represent the grant date fair value of awards granted in 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation–Stock Compensation (FASB ASC Topic 718). In 2014, each of our independent directors who was serving on the Board on January 20, 2014, received a grant of 1,736 restricted common units. The following table presents the number of unvested restricted common units held by each independent director as of December 31, 2014.

Name	Unvested Restricted Units
Robert S. Beadle	1,736
Timothy J. Fretthold	1,736
Randall J. Larson	1,736

(2)
Mr. Gorder, Mr. Lashway, Mr. Riggs, and Ms. Titzman do not receive any compensation as directors of our general partner, and did not receive any compensation as directors of our general partner in 2014.

(3)
The amount presented for Mr. Fretthold represents Valero’s payment in 2014 to Mr. Fretthold under a severance agreement for prior service with a predecessor of Valero. This arrangement is described in Item 13., “Certain Relationships and Related Transactions, and Director Independence–Supplemental Death Benefit Agreements and Severance Agreement.”

(4)	Mr. Klesse retired from the board of directors of our general partner on May 1, 2014. He did not receive any compensation as a director of our general partner in 2014.

The following Compensation Committee Report is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of Valero’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, respectively, whether made before or after the date of this proxy statement and irrespective of any general incorporation language therein.

COMPENSATION COMMITTEE REPORT *
The members of the board of directors of our general partner have reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions and such other matters the board deemed relevant and appropriate, the board has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Members of the board of directors:
Joseph W. Gorder
Robert S. Beadle
Timothy J. Fretthold
Randall J. Larson
Richard F. Lashway
R. Lane Riggs
Donna M. Titzman

*	We do not have a Compensation Committee. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the board of directors of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents the beneficial ownership of units of Valero Energy Partners LP as of February 1, 2015, held by beneficial owners of five percent or more of the units, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of units is based on 28,799,640 common units, 28,789,989 subordinated units, and 1,175,102 general partner units outstanding as of February 1, 2015. None of the units are pledged as security.

Name of Beneficial Owner (1)	Common Units		Subordinated Units		General Partner Units		Total Partnership Interests
	Number	Percent	Number	Percent	Number	Percent	Percent
Valero Energy Corporation (2)	11,539,989	40.08%	28,789,989	100.00%	1,175,102	100.00%	70.63%
Tortoise Capital Advisors, L.L.C. (3)	3,263,190	11.33%	—	—	—	—	5.55%
FMR LLC (4)	2,311,065	8.25%	—	—	—	—	3.93%

Directors & Named Executive Officers
Robert S. Beadle	13,217	*	—	—	—	—	*
Jay D. Browning	5,500	*	—	—	—	—	*
Timothy J. Fretthold	13,217	*	—	—	—	—	*
Joseph W. Gorder	50,000	*	—	—	—	—	*
Randall J. Larson	18,217	*	—	—	—	—	*
Richard F. Lashway	10,000	*	—	—	—	—	*
R. Lane Riggs	5,500	*	—	—	—	—	*
Donna M. Titzman	11,000	*	—	—	—	—	*
Directors and executive officers as a group (8 persons)	126,651	*	—	—	—	—	*
__________

*	Less than 1 percent.

(1)	The address for the beneficial owners listed in this table is One Valero Way, San Antonio, Texas 78249.

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

(footnotes continue on the following page)

(3)
Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed an amended Schedule 13G with the SEC on February 10, 2015, reporting that it or certain of its affiliates beneficially owned in the aggregate 3,263,190 Common Units, that it had sole voting or dispositive power over 12 of our Common Units, shared voting power over 2,983,620 of our Common Units, and shared dispositive power over 3,263,178 of our Common Units.

(4)
FMR LLC, 245 Summer Street, Boston, Massachusetts 02210, filed an amended Schedule 13G with the SEC on February 13, 2015, reporting that it or certain of its affiliates beneficially owned in the aggregate 2,311,065 Common Units, that it had sole voting power over none of our Common Units, and that it had sole dispositive power with respect to 2,311,065 Common Units.

The following table sets forth the number of shares of Valero common stock beneficially owned as of February 1, 2015, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of shares beneficially owned is based on a total of 514,888,348 shares outstanding as of February 1, 2015.

Name of Beneficial Owner (1)	Valero Common Stock – Shares Held (2)	Shares Under Options (3)	Total Shares of Valero Common Stock	Percent of Class
Robert S. Beadle	—	—	—	*
Jay D. Browning	165,248	19,679	184,927	*
Timothy J. Fretthold	—	—	—	*
Joseph W. Gorder	320,607	169,277	489,884	*
Randall J. Larson	—	—	—	*
Richard F. Lashway	28,158	—	28,158	*
R. Lane Riggs	97,517	31,343	128,860	*
Donna M. Titzman	183,550	63,462	247,012	*

All directors and executive officers as a group (8 persons)	795,080	283,761	1,078,841	*
__________

*	Less than 1 percent.

(1)	The address for all beneficial owners in this table is One Valero Way, San Antonio, Texas 78249.

(2)	Includes shares allocated under Valero’s thrift plan and shares of restricted stock.

(3)
Represents shares of Valero’s common stock that may be acquired under stock options. Stock options that may be exercised only in the event of a change of control of Valero Energy Corporation are excluded.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014 with respect to common units that may be issued under the ICP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Valero Energy Partners LP 2013 Incentive Compensation Plan	5,208 (1)	n/a	2,994,792

(1)
On January 20, 2014, our general partner granted 1,736 restricted common units to each of Messrs. Beadle, Fretthold, and Larson. On January 8, 2015, our general partner granted 1,481 restricted common units to each of Messrs. Beadle, Fretthold, and Larson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
As of January 31, 2015, our general partner and its affiliates, including Valero, owned 11,539,989 common units and 28,789,989 subordinated units, representing a 68.6 percent limited partner interest in us (excluding common units held by the directors and officers of Valero and our general partner). In addition, our general partner owns 1,175,102 general partner units representing an approximate 2 percent general partner interest in us. Transactions with our general partner and its affiliates, including Valero, are considered to be related party transactions because our general partner and its affiliates own more than five percent of our equity interests. In addition, Messrs. Gorder and Browning serve as executive officers of both Valero and our general partner, and Mr. Riggs is an executive officer of Valero.
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
In 2014, we paid $29.6 million of aggregate distributions to our general partner and its affiliates (comprising the distribution for the partial quarter ended December 31, 2013, and distributions for the periods represented by the first three quarters of 2014). On February 12, 2015, we paid $11.2 million of aggregate distributions to our general partner and its affiliates (representing our distribution with respect to the quarter ended December 31, 2014).
Under our partnership agreement, we reimburse our general partner and its affiliates, including Valero, for costs and expenses they incur and payments they make on our behalf. Under our omnibus agreement with Valero, we make monthly payments on an annual fee of $9,252,500 to Valero for general and administrative services, and we reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In addition, we reimburse our general partner for payments to Valero under the services and secondment agreement for the wages, benefits, and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our facilities. Each of these payments are made prior to making any distributions on our common units.
Agreements with Valero
IPO Contribution, Conveyance and Assumption Agreement
In connection with the Offering, under our contribution, conveyance and assumption agreement with Valero and its affiliates and our general partner, Valero and its affiliates contributed all of our initial assets to us in exchange for:

•	11,539,989 common units;

•	28,789,989 subordinated units;

•	1,175,102 general partner units; and

•	all of our incentive distribution rights.

2014 Purchase and Sale Agreement
In connection with the Acquisition, we entered into a purchase and sale agreement with Valero under which we acquired the McKee crude system, the Three Rivers crude system, and the Wynnewood products system from certain subsidiaries of Valero for an aggregate purchase price of $154.0 million. The Acquisition is further described in Note 3 of Notes to Consolidated Financial Statements, and the descriptions of the Acquisition in Note 3 are incorporated herein by reference.
2015 Contribution Agreement
On February 27, 2015, the board of directors of our general partner, following the recommendation of the conflicts committee of the board, approved our entry into a contribution agreement with Valero pursuant to which Valero will contribute to us – effective March 1, 2015 – two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana). The Houston terminal is located on the Houston ship channel and has storage tanks with 3.6 million barrels of storage capacity. The St. Charles terminal is located on the Mississippi River and has storage tanks with 10 million barrels of storage capacity.
Under the contribution agreement, the consideration we will pay to Valero will consist of (i) a cash distribution of $571.2 million, and (ii) common units and general partner units having an aggregate value, collectively, of $100.0 million. We expect to fund the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated loan agreement we plan to enter into with Valero. Our board of directors also approved our entry into various agreements with Valero related to the contribution agreement, including amended and restated schedules to our omnibus agreement, an amended and restated services and secondment agreement, additional schedules to our commercial agreements with respect to the related logistics assets, and lease agreements.
Omnibus Agreement
In connection with the Acquisition, we amended and restated our omnibus agreement with Valero and our general partner. The omnibus agreement addresses the following matters:

•	our payment of an annual administrative fee of $9,252,500 for the provision of certain services by Valero;

•	our obligation to reimburse Valero for certain direct or allocated costs and expenses incurred by Valero on our behalf;

•	our right of first offer through December 16, 2018, to acquire certain of Valero’s transportation and logistics assets;

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

So long as Valero controls our general partner, the omnibus agreement will remain in effect. If Valero ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in effect in accordance with their terms.
Payment of Administrative Fee and Reimbursement of Expenses. We pay Valero an administrative fee – currently $9,252,500 per year – for the provision of certain general and administrative services for our benefit, including services related to the following areas: ad valorem tax; accounting; business development; travel; corporate communications and public relations; corporate development; data processing and information technology; engineering and project management; executive oversight; financial accounting and reporting; foreign trade zone reporting and accounting (as applicable); governmental affairs; health, safety and environmental; human resources; internal audit; legal; office services; pipeline control center; supply chain management; records management; real estate management; risk and claims management; shareholder and investor relations; and treasury and banking. The administrative fee includes an allocated portion of executive compensation, including salaries, bonuses and benefits costs, for certain officers of Valero, including those who also serve as officers and directors of our general partner.
We are also required to reimburse Valero for all other direct or allocated costs and expenses incurred by Valero in providing these services to us. This reimbursement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.
Valero may change the administrative fee each calendar year – as determined by Valero in good faith – to reflect the degree and extent of the administrative services provided by Valero, and to reflect, among other things, the contribution, acquisition, or disposition of assets to or by us, or any change in the cost of providing general and administrative services due to inflation and to changes in laws, rules or regulations (including any interpretation of such laws, rules or regulations).
At the end of each calendar year, we have the right to submit to Valero a proposal to reduce the amount of the administrative fee for that year if we believe, in good faith, that the general and administrative services performed by Valero for our benefit for the year in question do not justify payment of the full administrative fee for that year. If we submit such a proposal to Valero, Valero must negotiate in good faith with us to determine if the administrative fee for that year should be reduced and, if so, the amount of such reduction.
Right of First Offer. If Valero decides to sell, transfer or otherwise dispose of certain of its transportation and logistics assets, Valero will provide to us, through December 16, 2018, the opportunity to make the first offer on such assets.
The consummation and timing of any acquisition by us of the interests covered by our right of first offer will depend on, among other things, Valero’s decision to sell any of the interests covered by our right of first offer and our ability to reach an agreement with Valero on price and other terms. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Valero is under no obligation to accept any offer that we may choose to make. Please read Item 1A.,“Risk Factors—Risks Related to Our Business—Our right of first offer to acquire certain of Valero’s transportation and logistics assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.”
Right of First Refusal. If we propose to sell, transfer, or otherwise dispose of our Lucas crude system, McKee products system, McKee crude system, Three Rivers crude system, Wynnewood products system, or Memphis truck rack pursuant to a bona fide third-party offer, we must first give Valero notice and an opportunity to acquire such assets on the same terms as those we are willing to accept from the third party.

Environmental Indemnification by Valero. Valero is required to indemnify us for all violations of environ-mental laws and all environmental remediation or corrective action that is required by environmental laws, in each case to the extent (i) related to the assets acquired by us in connection with the Offering or the Acquisition and arising prior to the closing of the Offering or Acquisition, as applicable, under laws in existence prior to the closing date of the Offering or Acquisition, and (ii) not identified in a voluntary audit or investigation undertaken outside the ordinary course of business by us. Valero will also indemnify us for certain known and scheduled environmental matters related to our assets (Scheduled Environmental Matters). Except for Scheduled Environmental Matters, Valero will not be obligated to indemnify us for any environ-mental losses unless Valero is notified of such losses prior to the fifth anniversary of the closing of the Offering or the Acquisition, as applicable. Furthermore, except for Scheduled Environmental Matters, Valero will not be obligated to indemnify us for any environmental losses of $10,000 or less, nor will Valero be obligated to indemnify us until our aggregate indemnifiable losses in any year exceed a $100,000 deductible (and then Valero will only be obligated to indemnify us for amounts in excess of such deductible). There is no limit on the amount for which Valero will indemnify us under the omnibus agreement once we meet the deductible, if applicable.
Other Indemnification by Valero. Valero is also required to indemnify us for the following, to the extent not covered by the above-described environmental indemnity, with respect to the assets acquired by us in the Offering or the Acquisition, as applicable:

•	to the extent Valero is notified of such matters prior to the fifth anniversary of the Offering or the Acquisition, as applicable, and subject to a one-time aggregate deductible of $200,000:

◦	our failure to own any valid and indefeasible easement rights or fee ownership or leasehold interests in and to the lands on which any of the assets acquired by us are located;

◦
our failure to have any consents, licenses, or permits necessary to cross any lands, waterways, railroads, and other areas upon which any pipelines acquired by us are located, or necessary for the transfer of the assets conveyed to us;

◦	events and conditions (other than environmental conditions) associated with the ownership or operation of our assets prior to the closing of the Offering or Acquisition; and

◦
the failure to have any consent, license, permit, or approval (other than environmental and right-of-way consents, licenses, permits, or approvals addressed in the other indemnities described above) necessary for us to own or operate the assets acquired by us in substantially the same manner described in this report;

•	events and conditions associated with any assets retained by Valero;

•	the consummation of the transactions contemplated by the contribution agreement;

•	certain scheduled environmental matters; and

•
all tax liabilities attributable to the ownership or the operation of the assets acquired by us and arising prior to the closing of the Offering or Acquisition, as applicable, and any such tax liabilities that may result from the formation of our general partner and us from the consummation of the transactions contemplated by our contribution agreement.

Indemnification by Us. We are required to indemnify Valero for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering or the Acquisition, as applicable (other than any environmental liabilities for which Valero is specifically required to indemnify us as described above). There is no cap on the amount for which we will indemnify Valero under the omnibus agreement.

License of Trademarks. Valero granted to us a nontransferable, nonexclusive, royalty-free worldwide right and license to use certain trademarks and tradenames owned by Valero.
Prefunding of Certain Projects. Valero contributed $3.5 million to us as prepayment for the completion of certain projects. We agreed to use our commercially reasonable efforts to complete, or cause the completion, of each prefunded project on or before such dates as agreed by us and Valero following the closing of this offering. We also agreed to bear any costs and expenses associated with the completion of these projects in excess of the $3.5 million contributed to us by Valero.
Services and Secondment Agreement
Under our general partner’s services and secondment agreement with Valero, as amended, certain employees of Valero are seconded to our general partner to provide operational and maintenance services with respect to certain of our pipelines and terminals, including routine operational and maintenance activities. During their period of secondment to our general partner, the seconded employees are under the management and supervision of our general partner.
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
Commercial Agreements with Valero
We entered into commercial agreements with Valero in connection with the assets that we acquired in the Offering and the Acquisition. Under these commercial agreements, we provide transportation and terminaling services to Valero, and Valero has committed to pay us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These agreements have initial five-year terms, and, with the exception of our El Paso truck rack and Memphis truck rack, Valero will have the option to renew the agreement with respect to each asset for one additional five-year term. For more information about our commercial agreements with Valero, including Valero’s ability to reduce or terminate its obligations under our commercial agreements, please read Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Generate Revenues” and Item 1., “Business—Our Commercial Agreements with Valero.”
Supplemental Death Benefit Agreements and Severance Agreement
Valero succeeded to the obligations of Diamond Shamrock R&M, Inc. under its supplemental death benefit agreements with Messrs. Fretthold and Beadle. Each is a director of our general partner. The agreements obligate Valero to pay $1,075,000 to Mr. Fretthold’s beneficiary upon his death, and $910,000 to Mr. Beadle’s beneficiary upon his death. These agreements were assumed by Valero in the merger of Ultramar Diamond Shamrock Corporation (UDS) with and into Valero Energy Corporation on December 31, 2001 (the UDS Merger). Valero has insured most of these death benefit obligations under a group term life (GTL) policy, resulting in imputed income annually for Messrs. Fretthold and Beadle for GTL coverage in excess of $50,000. Under a severance agreement entered into between UDS and Mr. Fretthold in the UDS Merger (to which Valero has succeeded), Valero provides to Mr. Fretthold a tax gross up benefit such that Valero pays cash to Mr. Fretthold in an amount necessary to cover the tax obligation associated with his imputed income for GTL coverage in excess of $50,000. In 2014, Valero paid to Mr. Fretthold $6,116.25 under the terms of the severance agreement to cover his tax obligation for imputed income from GTL coverage in excess of $50,000.
Procedure for Review, Approval and Ratification of Related Person Transactions
The board of directors of our general partner adopted a related party transactions policy. The policy provides that the board (or its authorized committee) will review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, authorize or ratify all such transactions. In the event that the board or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the related party transactions policy will provide that our management will make all reasonable efforts to cancel or annul the transaction.
The related party transactions policy provides that, in determining whether or not to recommend the approval or ratification of a proposed related person transaction, the board of directors of our general partner (or its authorized committee) should consider all of the relevant facts and circumstances available, including but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with our code of business conduct and ethics.

Director Independence
Our disclosures in Item 10., “Directors, Executive Officers and Corporate Governance – Director Independ-ence,” are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Fees for professional services rendered by KPMG LLP, our independent auditor, for 2014 and 2013 are presented in the following table (in thousands).

Category	2014	2013
Audit fees (1)	$840	$400
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$840	$400

(1)
Represents fees for professional services rendered for the audit of the annual financial statements included in our annual reports on Form 10-K, review of our interim financial statements included in our quarterly reports on Form 10-Q, the 2014 audit of the effectiveness of our internal control over financial reporting, audits of acquired businesses, and services that are normally provided by the principal auditor (e.g., comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC).

The fees shown above in the column for 2013 are for post-Offering professional services for the audit of our financial statements for the year ended December 31, 2013 (audit fees incurred prior to the Offering were paid by Valero). The board of directors and/or the Audit Committee of the board of directors of our general partner approved all fees and services paid to KPMG LLP for 2013 services. The Audit Committee of the board of directors of our general partner approved all fees and services paid to KPMG LLP for 2014 services.
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
Certificate of Limited Partnership of Valero Energy Partners LP – incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.02	--
First Amended and Restated Agreement of Limited Partnership of Valero Energy Partners LP dated December 16, 2013 – incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No.1-36232).

3.03	--
Certificate of Formation of Valero Energy Partners GP LLC – incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.04	--
First Amended and Restated Limited Liability Company Agreement of Valero Energy Partners LP dated December 16, 2013 – incorporated by reference to Exhibit 302 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.01	--
Amended and Restated Omnibus Agreement dated July 1, 2014, by and among Valero Energy Corporation, Valero Marketing and Supply Company, Valero Terminaling and Distribution Company, The Premcor Refining Group Inc., The Premcor Pipeline Co., Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Partners EP, LLC, Valero Partners Lucas, LLC, Valero Partners Memphis, LLC, Valero Partners North Texas, LLC, Valero Partners South Texas, LLC, and Valero Partners Wynnewood, LLC – incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.02	--
Services and Secondment Agreement dated December 16, 2013 by and among Valero Services, Inc. Valero Refining Company-Tennessee, L.L.C. and Valero Energy Partners GP LLC – incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.03	--
Amendment Number One to Services and Secondment Agreement, dated July 1, 2014, by and among Valero Services, Inc., a Delaware corporation, Valero Refining Company-Tennessee, L.L.C. and Valero Energy Partners GP LLC – incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.04	--
Tax Sharing Agreement dated December 16, 2013 by and between Valero Energy Partners LP and Valero Energy Corporation – incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.05	--
Ground Lease Agreement dated December 16, 2013 by and between Valero Refining Company-Tennessee, L.L.C. and Valero Partners Memphis, LLC – incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.06	--
Master Transportation Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company (with Transportation Services Schedules for (i) Collierville Pipeline System, (ii) El Paso Pipeline, (iii) Lucas Pipeline System, (iv) Memphis Airport Pipeline System, (v) PAPS-El Vista Pipeline System, (vi) SFPP Pipeline Connection, and (vii) Shorthorn Pipeline System) – incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.07	--
Transportation Services Schedule (McKee Crude System), dated July 1, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company – incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

*10.08	--	Amended and Restated Transportation Services Schedule (Three Rivers Crude System), dated October 8, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company.

10.09	--
Transportation Services Schedule (Wynnewood Products System), dated July 1, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company -- incorporated by reference to Exhibit 10.9 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.10	--
Master Terminal Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company (with Terminal Services Schedules for (i) El Paso Terminal, (ii) Lucas Terminal, (iii) Memphis Refinery Truck Rack, (iv) PAPS and El Vista Terminals, and (v) West Memphis Terminal) – incorporated by reference to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.11	--
Terminal Services Schedule (Wynnewood Products System), dated July 1, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company – incorporated by reference to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.12	--
Contribution, Conveyance and Assumption Agreement dated December 16, 2013 by and among Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Energy Corporation, Valero Terminaling and Distribution Company, The Premcor Pipeline Co., The Premcor Refining Group Inc. and Valero Refining Company-Tennessee, L.L.C. – incorporated by reference to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.13
Purchase and Sale Agreement, dated as of July 1, 2014, between The Shamrock Pipe Line Corporation, Valero Plains Company LLC and Valero Terminaling and Distribution Company, as Sellers, and Valero Partners North Texas, LLC, Valero Partners South Texas, LLC and Valero Partners Operating Co. LLC, as Buyers – incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

+10.14	--
Valero Energy Partners LP 2013 Incentive Compensation Plan – incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

+10.15	--
Form of Restricted Unit Award Agreement (for independent directors) (2014 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan – incorporated by reference to Exhibit 10.09 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

*+10.16		Form of Restricted Unit Award Agreement (for independent directors) (2015 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan.

10.17	--
Credit Agreement, dated as of November 14, 2013, by and among Valero Energy Partners LP, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank as Administrative Agent – incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-1 filed November 15, 2013 (SEC File No. 333-191259).

14.01	--	Code of Ethics for Senior Financial Officers – incorporated by reference to Exhibit 14.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

*21.01	--	List of Subsidiaries of Valero Energy Partners LP.

*23.01	--	Consent of KPMG LLP.

*24.01	--	Power of Attorney dated February 27, 2015 (on the signature page of this Form 10-K).

*31.01	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	--	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

99.01	--	Audit Committee Pre-Approval Policy – incorporated by reference to Exhibit 99.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

***101	--	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Joseph W. Gorder
Joseph W. Gorder
Chief Executive Officer

Date: February 27, 2015

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

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
(Joseph W. Gorder)

/s/ Donna M. Titzman	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	February 27, 2015
(Donna M. Titzman)

/s/ Richard F. Lashway	President, Chief Operating Officer and Director	February 27, 2015
(Richard F. Lashway)

/s/ Robert S. Beadle	Director	February 27, 2015
(Robert S. Beadle)

/s/ Timothy J. Fretthold	Director	February 27, 2015
(Timothy J. Fretthold)

/s/ Randall J. Larson	Director	February 27, 2015
(Randall J. Larson)

/s/ R. Lane Riggs	Director	February 27, 2015
(R. Lane Riggs)