Form 10-K/A
period 2014-12-31
VALERO ENERGY PARTNERS LP
filed 2015-04-09
CIK 1583103

FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the SEC) on February 27, 2015 (the Original Filing). We are filing this Amendment solely for the purpose of correcting typographical errors in Exhibits 21.01, 31.01, 31.02, and 32.01 to the Original Filing. In connection with the Original Filing, our principal executive officer and principal financial officer executed the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which referenced, properly, our Annual Report on Form 10-K for the year ended December 31, 2014. However, the Exhibits 31.01, 31.02, and 32.01 that were electronically filed with the Original Filing contained typographical errors that erroneously referred to our Annual Report on Form 10-K as being a Quarterly Report on Form 10-Q. Accordingly, with this Amendment, Part IV of our Annual Report on Form 10-K for the year ended December 31, 2014 is being amended (a) to include a corrected Exhibit 21.01 (to correct the date thereon), and (b) to provide new certifications of our principal executive officer and principal financial officer for the period ended December 31, 2014, which appear as Exhibits 31.01, 31.02, and 32.01 to this Amendment.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. This Amendment does not amend, update, or change the financial statements or disclosures in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

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

‡10.08	--	Amended and Restated Transportation Services Schedule (Three Rivers Crude System), dated October 8, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company.

10.09	--
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

10.13	--
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

‡+10.16	--	Form of Restricted Unit Award Agreement (for independent directors) (2015 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan.

10.17	--
Credit Agreement, dated as of November 14, 2013, by and among Valero Energy Partners LP, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank as Administrative Agent – incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-1 filed November 15, 2013 (SEC File No. 333-191259).

14.01	--	Code of Ethics for Senior Financial Officers – incorporated by reference to Exhibit 14.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

*21.01	--	List of Subsidiaries of Valero Energy Partners LP.

*23.01	--	Consent of KPMG LLP.

‡24.01	--	Power of Attorney dated February 27, 2015.

*31.01	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	--	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

99.01	--	Audit Committee Pre-Approval Policy – incorporated by reference to Exhibit 99.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

‡101	--	Interactive Data Files
______________

‡	Filed or submitted with the Original Filing (incorporated herein by reference and made a part hereof).

*	Filed with this Amendment.

**	Furnished with this Amendment.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Joseph W. Gorder
Joseph W. Gorder
Chief Executive Officer

Date: April 9, 2015