Form 10-Q
period 2015-03-31
VALERO ENERGY PARTNERS LP
filed 2015-05-08
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant had 30,707,740 common units, 28,789,989 subordinated units, and 1,214,043 general partner units outstanding at April 30, 2015.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2015	December 31, 2014 (a)

ASSETS
Current assets:
Cash and cash equivalents	$27,710	$236,579
Receivables from related party	16,161	8,499
Prepaid expenses and other	899	727
Total current assets	44,770	245,805
Property and equipment, at cost	826,782	819,104
Accumulated depreciation	(182,007)	(174,530)
Property and equipment, net	644,775	644,574
Deferred charges and other assets, net	1,303	1,385
Total assets	$690,848	$891,764
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of debt and capital lease obligations	$1,241	$1,200
Accounts payable	3,235	4,297
Accrued liabilities	1,610	1,054
Taxes other than income taxes	541	765
Deferred revenue from related party	146	124
Total current liabilities	6,773	7,440
Debt and capital lease obligations, net of current portion	201,103	1,519
Note payable to related party	160,000	—
Deferred income taxes	614	830
Other long-term liabilities	1,078	1,065
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,259,651 and 17,255,208 units outstanding)	376,709	374,954
Common unitholder – Valero (13,448,089 and 11,539,989 units outstanding)	55,418	58,844
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	(107,322)	146,804
General partner – Valero (1,214,043 and 1,175,102 units outstanding)	(3,525)	4,617
Net investment	—	295,691
Total partners’ capital	321,280	880,910
Total liabilities and partners’ capital	$690,848	$891,764
____________________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014 (a)
Operating revenues – related party	$41,886	$29,489
Costs and expenses:
Operating expenses	17,864	16,237
General and administrative expenses	3,565	3,097
Depreciation expense	7,488	5,916
Total costs and expenses	28,917	25,250
Operating income	12,969	4,239
Other income, net	111	666
Interest and debt expense, net of capitalized interest	(601)	(228)
Income before income taxes	12,479	4,677
Income tax expense (benefit)	(126)	157
Net income	12,605	4,520
Less: Net loss attributable to Predecessor	(9,516)	(5,962)
Net income attributable to partners	22,121	10,482
Less: General partner’s interest in net income	852	210
Limited partners’ interest in net income	$21,269	$10,272

Net income per limited partner unit – (basic and diluted):
Common units	$0.37	$0.18
Subordinated units	$0.36	$0.18

Weighted-average limited partner units outstanding:
Common units – basic	29,426	28,790
Common units – diluted	29,426	28,792
Subordinated units – basic and diluted	28,790	28,790

Cash distribution declared per unit	$0.2775	$0.2125

(a) Prior period financial information has been retrospectively adjusted for the acquisitions of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2013 (a)	$369,825	$75,998	$189,601	$6,167	$328,482	$970,073
Net income (loss):
Attributable to Predecessor (a)	—	—	—	—	(5,962)	(5,962)
Attributable to partners	3,078	2,058	5,136	210	—	10,482
Net transfers from Valero Energy Corporation (a)	—	—	—	—	24,002	24,002
Cash distributions to unitholders	(638)	(427)	(1,065)	(44)	—	(2,174)
Unit-based compensation	11	—	—	—	—	11
Balance as of March 31, 2014 (a)	$372,276	$77,629	$193,672	$6,333	$346,522	$996,432

Balance as of December 31, 2014 (a)	$374,954	$58,844	$146,804	$4,617	$295,691	$880,910
Net income (loss):
Attributable to Predecessor	—	—	—	—	(9,516)	(9,516)
Attributable to partners	6,305	4,442	10,522	852	—	22,121
Net transfers from Valero Energy Corporation	—	—	—	—	9,934	9,934
Allocation of Valero Energy Corporation’s net investment in the Houston and St. Charles Terminal Services Business	—	82,330	205,396	8,383	(296,109)	—
Consideration paid to Valero Energy Corporation for the acquisition of the Houston and St. Charles Terminal Services Business	—	(186,625)	(465,592)	(19,003)	—	(671,220)
Units issued to Valero Energy Corporation in connection with the acquisition of the Houston and St. Charles Terminal Services Business	—	98,000	—	2,000	—	100,000
Projects funded by Valero Energy Corporation	—	1,497	3,206	136	—	4,839
Cash distributions to unitholders	(4,588)	(3,070)	(7,658)	(510)	—	(15,826)
Distribution equivalent right payments	(3)	—	—	—	—	(3)
Unit-based compensation	41	—	—	—	—	41
Balance as of March 31, 2015	$376,709	$55,418	$(107,322)	$(3,525)	$—	$321,280

(a) Prior period financial information as of December 31, 2013 and March 31, 2014 has been retrospectively adjusted for the acquisitions of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. Prior period financial information as of December 31, 2014 has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014 (a)
Cash flows from operating activities:
Net income	$12,605	$4,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,488	5,916
Deferred income tax expense (benefit)	(249)	44
Changes in current assets and current liabilities	(7,755)	2,771
Changes in deferred charges and credits and other operating activities, net	418	(73)
Net cash provided by operating activities	12,507	13,178
Cash flows from investing activities:
Capital expenditures	(4,978)	(22,476)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—
Net cash used in investing activities	(301,087)	(22,476)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—
Proceeds from note payable to related party	160,000	—
Payments of capital lease obligations	(284)	(249)
Offering costs	—	(3,223)
Debt issuance costs	—	(1,071)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—
Cash distributions to unitholders and distribution equivalent right payments	(15,829)	(2,174)
Net transfers from Valero Energy Corporation	10,935	24,756
Net cash provided by financing activities	79,711	18,039
Net increase (decrease) in cash and cash equivalents	(208,869)	8,741
Cash and cash equivalents at beginning of period	236,579	375,118
Cash and cash equivalents at end of period	$27,710	$383,859
____________________
(a) Prior period financial information has been retrospectively adjusted for the acquisitions of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION
Business
Valero Energy Partners LP (the Partnership) is a fee-based master limited partnership formed by Valero (defined below) in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets.
References in this report to “the Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
We acquired the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business (the Houston and St. Charles Terminal Acquisition) from Valero (collectively, the Acquisitions) on July 1, 2014 and March 1, 2015, respectively, as further described in Note 3. As of March 31, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of Valero’s refineries.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero.
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership as well as our Predecessor (defined below). All intercompany accounts and transactions have been eliminated.
The Acquisitions were accounted for as transfers of businesses between entities under common control. As entities under the common control of Valero, we recorded the Acquisitions on our balance sheet at Valero’s carrying value rather than fair value. Transfers between entities under common control are accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to furnish comparative information. Accordingly, the Partnership’s financial statements and related notes have been retrospectively adjusted to include the historical results of the Acquisitions for all periods presented prior to the effective dates of each acquisition.We refer to the historical results of the Acquisitions prior to their respective acquisition dates as those of our “Predecessor.”
The combined financial statements of our Predecessor were derived from the consolidated financial statements and accounting records of Valero and reflect the combined historical financial position, results of operations, and cash flows of our Predecessor as if the Acquisitions had been combined for periods prior to the effective date of each acquisition.
There were no transactions between the operations of our Predecessor; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition, our Predecessor’s statements of income include direct charges for the management and operation of our logistics assets and certain expenses allocated by Valero for general corporate services, such as treasury,

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the Acquisitions, our Predecessor transferred cash to Valero daily and Valero funded our Predecessor’s operating and investing activities as needed. Accordingly, cash held by Valero at the corporate level was not allocated to our Predecessor; therefore, transfers of cash to and from Valero’s cash management system are reflected as a component of net investment. These net transfers of cash were reflected as a financing activity in our statements of cash flows. In addition, interest income was not included on the net cash transfers to Valero.
The financial information presented for the periods after the effective dates of the Acquisitions represents the consolidated financial position, results of operations, and cash flows of the Partnership.
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts previously reported for the three months ended March 31, 2014 have been reclassified to conform to the 2015 presentation.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) and issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2016, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient, as allowed by the new standard, or retrospectively with a cumulative effect adjustment to partners’ capital as of the date of initial application. Early adoption is not permitted. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.
In February 2015, the provisions of ASC Topic 810, “Consolidation” were amended to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to partners’ capital as of the beginning of the first year restated. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations.
In April 2015, the provisions of ASC Subtopic 835-30, “Interest–Imputation of Interest” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not materially affect our financial position or results of operations; however, our debt issuance costs will be reported in the balance sheet as a direct deduction from long-term debt and excluded from “deferred charges and other assets, net.”
Also in April 2015, the provisions of ASC Topic 260, “Earnings Per Share” were amended to provide guidance on how master limited partnerships apply the two-class method of calculating earnings per unit for historical periods when they receive net assets in a dropdown transaction that is accounted for as a transaction between entities under common control as required under Subtopic 805-50, “Business Combinations–Related Issues.” The amendments specify that for purposes of calculating earnings per unit under the two-class method for periods before the date of a dropdown transaction, earnings or losses of a transferred business should be allocated entirely to the general partner. Qualitative disclosures are also required to describe how the rights to earnings or losses differ before and after the dropdown transaction for purposes of computing earnings per unit under the two-class method. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted, and should be applied retrospectively for all financial statements presented. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations, but will result in additional disclosures.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	ACQUISITIONS
In connection with the Acquisitions, we entered into various agreements with Valero related to the acquisition agreements, including amended and restated schedules to our omnibus agreement, an amended and restated services and secondment agreement, lease agreements, and additional schedules to our commercial agreements. See Note 4 for a summary of the terms of these agreements.
Texas Crude Systems Business Acquisition
Effective July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million. The Texas Crude Systems Business is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee Crude System (supporting Valero’s McKee Refinery), the Three Rivers Crude System (supporting Valero’s Three Rivers Refinery), and the Wynnewood Products System (supporting Valero’s Ardmore Refinery).
Houston and St. Charles Terminal Services Business Acquisition
Effective March 1, 2015 we acquired two subsidiaries from Valero that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana) for total consideration of $671.2 million, which consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement we entered into with Valero. See Note 6 for further discussion of the borrowings under our revolving credit facility and subordinated credit agreement.
We attributed $296.1 million of the total $571.2 million cash consideration to the historical carrying value of this acquisition (an investing cash outflow). The remaining $275.1 million of cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities of the Houston and St. Charles Terminal Services Business are included in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. The following table presents the previously reported December 31, 2014 consolidated balance sheet adjusted for the acquisition of the Houston and St. Charles Terminal Business (in thousands):

	Valero Energy Partners LP (Previously Reported)	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
ASSETS
Current assets:
Cash and cash equivalents	$236,579	$—	$236,579
Receivables from related party	8,499	—	8,499
Prepaid expenses and other	727	—	727
Total current assets	245,805	—	245,805
Property and equipment, at cost	474,843	344,261	819,104
Accumulated depreciation	(125,960)	(48,570)	(174,530)
Property and equipment, net	348,883	295,691	644,574
Deferred charges and other assets, net	1,385	—	1,385
Total assets	$596,073	$295,691	$891,764
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$1,200	$—	$1,200
Accounts payable	4,297	—	4,297
Accrued liabilities	1,054	—	1,054
Taxes other than income taxes	765	—	765
Deferred revenue from related party	124	—	124
Total current liabilities	7,440	—	7,440
Capital lease obligations, net of current portion	1,519	—	1,519
Deferred income taxes	830	—	830
Other long-term liabilities	1,065	—	1,065
Partners’ capital:
Common unitholders – public	374,954	—	374,954
Common unitholder – Valero	58,844	—	58,844
Subordinated unitholder – Valero	146,804	—	146,804
General partner – Valero	4,617	—	4,617
Net investment	—	295,691	295,691
Total partners’ capital	585,219	295,691	880,910
Total liabilities and partners’ capital	$596,073	$295,691	$891,764

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated results of operations of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business after the effective dates of each acquisition are included in “Valero Energy Partners LP” in the table below. The combined results of operations of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business prior to the effective dates of each acquisition are included in “Texas Crude Systems Business” and “Houston and St. Charles Terminal Services Business,” respectively. The following table presents our consolidated statement of income for the three months ended March 31, 2015 adjusted for the acquisition of the Houston and St. Charles Terminal Services Business (in thousands):

	Three Months Ended March 31, 2015
	Valero Energy Partners LP	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$41,886	$—	$41,886
Costs and expenses:
Operating expenses	10,669	7,195	17,864
General and administrative expenses	3,518	47	3,565
Depreciation expense	5,214	2,274	7,488
Total costs and expenses	19,401	9,516	28,917
Operating income (loss)	22,485	(9,516)	12,969
Other income, net	111	—	111
Interest and debt expense, net of capitalized interest	(601)	—	(601)
Income (loss) before income taxes	21,995	(9,516)	12,479
Income tax benefit	(126)	—	(126)
Net income (loss)	22,121	(9,516)	12,605
Less: Net loss attributable to Predecessor	—	(9,516)	(9,516)
Net income attributable to partners	$22,121	$—	$22,121

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the previously reported consolidated statement of income for the three months ended March 31, 2014 adjusted for the acquisition of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business (in thousands):

	Three Months Ended March 31, 2014
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$21,531	$7,958	$—	$29,489
Costs and expenses:
Operating expenses	5,726	1,902	8,609	16,237
General and administrative expenses	2,595	437	65	3,097
Depreciation expense	3,058	843	2,015	5,916
Total costs and expenses	11,379	3,182	10,689	25,250
Operating income (loss)	10,152	4,776	(10,689)	4,239
Other income, net	648	18	—	666
Interest and debt expense, net of capitalized interest	(228)	—	—	(228)
Income (loss) before income taxes	10,572	4,794	(10,689)	4,677
Income tax expense	90	67	—	157
Net income (loss)	10,482	4,727	(10,689)	4,520
Less: Net income (loss) attributable to Predecessor	—	4,727	(10,689)	(5,962)
Net income attributable to partners	$10,482	$—	$—	$10,482

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated cash flows of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business after the effective dates of each acquisition are included in “Valero Energy Partners LP.” The combined cash flows of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business prior to the effective dates of each acquisition are included in “Texas Crude Systems Business” and “Houston and St. Charles Terminal Services Business,” respectively. The following table presents our consolidated statement of cash flows for the three months ended March 31, 2015 adjusted for the acquisition of the Houston and St. Charles Terminal Services Business (in thousands):

	Three Months Ended March 31, 2015
	Valero Energy Partners LP	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$22,121	$(9,516)	$12,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	5,214	2,274	7,488
Deferred income tax benefit	(249)	—	(249)
Changes in current assets and current liabilities	(7,755)	—	(7,755)
Changes in deferred charges and credits and other operating activities, net	418	—	418
Net cash provided by (used in) operating activities	19,749	(7,242)	12,507
Cash flows from investing activities:
Capital expenditures	(1,285)	(3,693)	(4,978)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—	(296,109)
Net cash used in investing activities	(297,394)	(3,693)	(301,087)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—	200,000
Proceeds from note payable to related party	160,000	—	160,000
Payments of capital lease obligations	(284)	—	(284)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(15,829)	—	(15,829)
Net transfers from Valero Energy Corporation	—	10,935	10,935
Net cash provided by financing activities	68,776	10,935	79,711
Net decrease in cash and cash equivalents	(208,869)	—	(208,869)
Cash and cash equivalents at beginning of period	236,579	—	236,579
Cash and cash equivalents at end of period	$27,710	$—	$27,710

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the previously reported consolidated statement of cash flows for the three months ended March 31, 2014 adjusted for the acquisitions of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business (in thousands):

	Three Months Ended March 31, 2014
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$10,482	$4,727	$(10,689)	$4,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,058	843	2,015	5,916
Deferred income tax expense	8	36	—	44
Changes in current assets and current liabilities	2,771	—	—	2,771
Changes in deferred charges and credits and other operating activities, net	3	(76)	—	(73)
Net cash provided by (used in) operating activities	16,322	5,530	(8,674)	13,178
Cash flows from investing activities:
Capital expenditures	(864)	(257)	(21,355)	(22,476)
Net cash used in investing activities	(864)	(257)	(21,355)	(22,476)
Cash flows from financing activities:
Payments of capital lease obligations	(249)	—	—	(249)
Offering costs	(3,223)	—	—	(3,223)
Debt issuance costs	(1,071)	—	—	(1,071)
Cash distributions to unitholders and distribution equivalent right payments	(2,174)	—	—	(2,174)
Net transfers from (to) Valero	—	(5,273)	30,029	24,756
Net cash provided by (used in) financing activities	(6,717)	(5,273)	30,029	18,039
Net increase in cash and cash equivalents	8,741	—	—	8,741
Cash and cash equivalents at beginning of period	375,118	—	—	375,118
Cash and cash equivalents at end of period	$383,859	$—	$—	$383,859

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED-PARTY TRANSACTIONS
Agreements Effective with the Houston and St. Charles Terminal Acquisition
The following agreements became effective on March 1, 2015, the date of the Houston and St. Charles Terminal Acquisition.
Commercial Agreements
In connection with the Houston and St. Charles Terminal Acquisition, we entered into additional schedules under our existing master transportation services agreement and master terminal services agreement (collectively, the commercial agreements) with Valero with respect to each terminal acquired. Each schedule has an initial term through March 1, 2025 and, in the case of the Houston Terminal, provides us an option to renew for one additional five-year term, and, in the case of the St. Charles Terminal, provides us an option to renew for one additional term through January 31, 2030.
Amended and Restated Omnibus Agreement
In connection with the Houston and St. Charles Terminal Acquisition, we entered into amended and restated schedules to our amended and restated omnibus agreement with Valero that include the following modifications, among others:

•	the indemnification obligations of Valero and the Partnership were extended to apply to the Houston Terminal and the St. Charles Terminal;

•
our payment of an annual administrative fee was increased from $9.2 million to $10.4 million per year, which amount will be prorated for the remainder of 2015 based on the number of days from March 1, 2015 to December 31, 2015; and

•	the grant to Valero of a right of first refusal with respect to the Houston Terminal and the St. Charles Terminal.
Amended and Restated Services and Secondment Agreement
In connection with the Houston and St. Charles Terminal Acquisition, our general partner entered into an amended and restated services and secondment agreement with Valero to provide for the additional secondment of employees to our general partner for the provision of services with respect to the assets acquired in the Houston and St. Charles Terminal Acquisition.
Lease and Access Agreements
In connection with the Houston and St. Charles Terminal Acquisition, we entered into two lease and access agreements with Valero with respect to the land on which each terminal is located. Each agreement has an initial term through March 1, 2025 with four automatic successive renewal periods of five years each, provided that the final renewal period for the St. Charles terminal agreement will end on December 31, 2044. Either party may terminate the lease after the initial term by providing written notice. Initially, our base rent under the Houston and St. Charles terminal agreements is $1.7 million per year and $4.7 million per year, respectively, and each agreement is subject to annual inflation escalators.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Credit Agreement
In connection with the Houston and St. Charles Terminal Acquisition, we entered into a subordinated credit agreement with Valero as further described in Note 6.
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Trade receivables – related party	$20,339	$10,515
Due to related party	(4,178)	(2,016)
Receivables from related party	$16,161	$8,499
The amounts shown in our balance sheets as deferred revenue from related party represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements.
The following table reflects significant transactions with Valero (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Operating revenues – related party	$41,886	$29,489
Operating expenses	6,555	6,029
General and administrative expenses	2,512	2,587

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Costs associated with Valero’s benefit plans were included in the costs allocated to our Predecessor. Our share of pension and postretirement costs and defined contribution plans costs was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Pension and postretirement costs	$2	$35
Defined contribution plan costs	2	31

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.

Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of our receivables were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all lease agreements are recorded within “operating revenues – related party” in our consolidated statements of income. Contingent lease revenues from all lease agreements totaled $2.7 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

Remainder of 2015	$96,306
2016	127,824
2017	127,824
2018	127,824
2019	127,824
Thereafter	637,196
Total minimum rental payments	$1,244,798

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	March 31, 2015
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$227,859	$45,695	$273,554
Terminals and related assets	110,237	395,137	505,374
Other	9,442	—	9,442
Land	4,672	—	4,672
Construction-in-progress	33,740	—	33,740
Property and equipment, at cost	385,950	440,832	826,782
Accumulated depreciation	(109,922)	(72,085)	(182,007)
Property and equipment, net	$276,028	$368,747	$644,775
____________________
See note (a) on following page.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014 (b)
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$227,780	$45,695	$273,475
Terminals and related assets	432,047	72,326	504,373
Other	9,439	—	9,439
Land	4,672	—	4,672
Construction-in-progress	27,145	—	27,145
Property and equipment, at cost	701,083	118,021	819,104
Accumulated depreciation	(155,511)	(19,019)	(174,530)
Property and equipment, net	$545,572	$99,002	$644,574
____________________
(a) Represents assets owned by us for which we are the lessor (see Note 4). Substantially all of the assets acquired in the Houston and St. Charles Terminal Acquisition were reflected as assets under operating leases on March 1, 2015.
(b) Prior period financial information has been retrospectively adjusted for the Houston and St. Charles Terminal Acquisition.

6.	DEBT
Revolving Credit Facility
We have a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders. The Revolver matures in December 2018. The Revolver includes sub-facilities for swingline loans and letters of credit. Our obligations under the Revolver are jointly and severally guaranteed by our directly owned subsidiary, Valero Partners Operating Co. LLC.
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
In connection with the Houston and St. Charles Terminal Acquisition as described in Note 3, we borrowed $200.0 million under the Revolver on March 2, 2015. This borrowing bears interest at a variable rate, which was 1.4375 percent as of March 31, 2015. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date. There were no additional borrowings or repayments under the revolver during the three months ended March 31, 2015 and 2014. As of March 31, 2015, we had $200.0 million borrowings and no letters of credit outstanding under the Revolver. As of December 31, 2014, we had no borrowings and no letters of credit outstanding under the Revolver. As of March 31, 2015 and December 31, 2014, we were in compliance with the Revolver’s restrictive covenants.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Credit Agreement
On March 2, 2015, we entered into a subordinated credit agreement with Valero (the Loan Agreement) under which we borrowed $160.0 million (the loan) to finance a portion of the Houston and St. Charles Terminal Acquisition as described in Note 3. The loan matures on March 1, 2020 and may be prepaid at any time without penalty; we are not permitted to reborrow amounts. The loan bears interest at the LIBO Rate (as defined in the Loan Agreement) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreement) and on the maturity date. As of March 31, 2015, the interest rate was 1.4219 percent.
The payment of amounts owing under the Loan Agreement are subordinated to our obligations under our Revolver with third-party lenders. The Loan Agreement contains customary terms regarding covenants, representations, default, and remedies, including covenants that limit the creation of liens, the incurrence of debt by us or our subsidiaries, the payment of distributions, and the entry into securitization transactions, sale/leaseback transactions, certain restrictive agreements, consolidations, mergers, and the sale of all or substantially all of our assets. The Loan Agreement also includes a covenant that requires, as of the last day of each fiscal quarter, the ratio of Consolidated Total Debt (as defined in the Loan Agreement) to Consolidated EBITDA (as defined in the Loan Agreement) for the four-quarter period ending on such day not to exceed 5.0 to 1.0 (or 5.5 to 1.0 during a specified acquisition period). The loan is subject to acceleration upon the occurrence of an event of default.
As of March 31, 2015, we had $160.0 million outstanding under the Loan Agreement and we were in compliance with the ratio of consolidated total debt to EBITDA.
Capitalized Interest
Capitalized interest was $5,000 for the three months ended March 31, 2015. We had no capitalized interest for the three months ended March 31, 2014.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2015, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

Remainder of 2015	$5,062
2016	6,487
2017	6,486
2018	6,472
2019	6,443
Thereafter	33,753
Total minimum rental payments	$64,703
Rental expense for all operating leases was $747,000 and $283,000 for the three months ended March 31, 2015 and 2014, as retrospectively adjusted for the Acquisitions.
Litigation Matters
From time to time, we are party to claims and legal proceedings arising in the ordinary course of business. We also may be required by existing laws and regulations to report the release of hazardous substances and begin a remediation study. We have not recorded a loss contingency liability as there are no matters for which a loss has been incurred. We re-evaluate and update our loss contingency liabilities as matters progress over time, and we believe that any changes to the recorded liabilities will not be material to our financial position, results of operations, or liquidity.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end.The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
March 31, 2015	$0.2775	$17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014
____________________

(a)	This quarterly distribution reflects the pro rata portion of the minimum quarterly distribution rate of $0.2125 for the partial quarter beginning December 16, 2013 and ending December 31, 2013.
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended March 31,
	2015	2014
General partner’s distributions:
General partner’s distributions	$345	$250
General partner’s incentive distribution rights (IDRs)	410	—
Total general partner’s distributions	755	250
Limited partners’ distributions:
Common – public	4,787	3,666
Common – Valero	3,732	2,452
Subordinated – Valero	7,989	6,118
Total limited partners’ distributions	16,508	12,236
DERs	3	1
Total cash distributions, including DERs	$17,266	$12,487

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit.
We calculate net income available to limited partners based on the distributions pertaining to each period’s net income. After considering the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners, and other participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method. Participating securities include IDRs and awards under our Valero Energy Partners LP 2013 Incentive Compensation Plan (2013 ICP) that receive DERs. However, the terms of our partnership agreement limit the general partner’s incentive distribution to the amount of available cash, which, as defined in our partnership agreement, is net of reserves deemed appropriate. As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings in the calculation of net income per limited partner unit.
Basic net income per limited partner unit is determined pursuant to the two-class method for master limited partnerships. The two-class method is an earnings allocation formula that is used to determine earnings to our general partner, common unitholders, and participating securities according to (i) distributions pertaining to each period’s net income and (ii) participation rights in undistributed earnings.
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three months ended March 31, 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three months ended March 31, 2015.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended March 31, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$345	$8,519	$7,989	$—	$16,853
General partner’s IDRs	410	—	—	—	410
DERs	—	—	—	3	3
Distributions and DERs declared	755	8,519	7,989	3	17,266
Undistributed earnings	97	2,404	2,353	1	4,855
Net income available to limited partners – basic and diluted	$852	$10,923	$10,342	$4	$22,121

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		29,426	28,790

Net income per limited partner unit		$0.37	$0.36

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2014
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions	$250	$6,118	$6,118	$—	$12,486
DERs	—	—	—	1	1
Distributions and DERs declared	250	6,118	6,118	1	12,487
Excess distributions over earnings	(40)	(982)	(982)	(1)	(2,005)
Net income available to limited partners – basic	$210	5,136	5,136	$—	$10,482
Add: DERs		1	—
Net income available to limited partners – diluted		$5,137	$5,136

Net income per limited partner unit – basic:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit – basic		$0.18	$0.18

Net income per limited partner unit – diluted:
Weighted-average units outstanding		28,790	28,790
Common equivalent units for restricted units		2	—
Weighted-average units outstanding – diluted		28,792	28,790

Net income per limited partner unit – diluted		$0.18	$0.18

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	UNIT ACTIVITY
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Three Months Ended March 31, 2014:
Balance as of December 31, 2013	17,250,000	11,539,989	28,789,989	1,175,102	58,755,080
Unit-based compensation	5,208	—	—	—	5,208
Balance as of March 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288

Three Months Ended March 31, 2015:
Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with the acquisition of the Houston and St. Charles Terminal Services Business (see Note 3)	—	1,908,100	—	38,941	1,947,041
Balance as of March 31, 2015	17,259,651	13,448,089	28,789,989	1,214,043	60,711,772

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Decrease (increase) in current assets:
Receivables from related party	$(7,662)	$4,436
Prepaid expenses and other	(172)	(122)
Increase (decrease) in current liabilities:
Accounts payable	(275)	(2,181)
Accrued liabilities	556	360
Taxes other than income taxes	(224)	(385)
Deferred revenue from related party	22	663
Changes in current assets and current liabilities	$(7,755)	$2,771
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid, and

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	amounts accrued for offering costs and debt issuance costs were reflected in financing activities when paid.
Noncash financing activities for the three months ended March 31, 2015 included the contribution of $4.8 million for projects ($4.5 million for capital projects, an investing activity, and $0.3 million for expense projects, an operating activity) that were funded by Valero related to the Houston and St. Charles Terminal Services Business. Valero agreed to fund these projects as part of our acquisition of the Houston and St. Charles Terminal Services Business. Noncash financing activities for the three months ended March 31, 2015 also included the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million in connection with the Houston and St. Charles Terminal Acquisition described in Note 3.
There were no significant noncash investing or financing activities for the three months ended March 31, 2014.
The following is a reconciliation of the amounts presented as net transfers to Valero on our statements of partners’ capital and statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Net transfers from Valero per statement of partners’ capital	$9,934	$24,002
Less: Noncash transfers to Valero	(1,001)	(754)
Net transfers from Valero per statement of cash flows	$10,935	$24,756

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Noncash transfers to Valero primarily represent the change in amounts accrued by our Predecessor for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Interest paid	$172	$236
Income taxes paid	—	31

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash and cash equivalents approximates the carrying value due to the low level of credit risk of these assets combined with their market interest rates. The fair value measurement for cash and cash equivalents is categorized as Level 1 in the fair value hierarchy. Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.
The fair values of our debt and note payable to related party approximate their carrying values as our borrowings bear interest based upon short-term floating market interest rates. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined petroleum products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks, and refined petroleum products;

•	changes in the cost or availability of third-party vessels, pipelines, and other means of delivering and transporting crude oil, feedstocks, and refined products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Valero’s operations or the areas in which Valero markets its refined petroleum products;

•	seasonal variations in demand for refined petroleum products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Valero;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available; and

•	political developments.
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
OVERVIEW
We are a fee-based master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of March 31, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of Valero’s refineries.
We acquired the Texas Crude Systems Business from Valero on July 1, 2014 for total cash consideration of $154.0 million (the Texas Crude Systems Acquisition), as further described in Note 3 of Condensed Notes to Consolidated Financial Statements, and we began receiving fees for services provided by this business commencing on July 1, 2014.
We acquired the Houston and St. Charles Terminal Services Business from Valero on March 1, 2015 for total consideration of $671.2 million (the Houston and St. Charles Terminal Acquisition). Consideration consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units representing limited partner interests in us and 38,941 general partner units representing general partner interests in us to our general partner having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement with Valero. We began receiving fees for services provided by this business commencing on March 1, 2015.

The Houston and St. Charles Terminal Services Business is engaged in the business of terminaling crude oil, intermediates, and refined petroleum products at terminals in Texas and Louisiana. The Houston and St. Charles Terminal Services Business consists of:

•
Houston Terminal. The Houston Terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Houston, Texas refinery. The terminal is located on the Houston ship channel and has storage tanks with 3.6 million barrels of storage capacity.

•
St. Charles Terminal. The St. Charles Terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s St. Charles Refinery located in Norco, Louisiana. The terminal is located on the Mississippi River and has storage tanks with 10 million barrels of storage capacity.

The Texas Crude Systems Acquisition and the Houston and St. Charles Terminal Acquisition (collectively, the Acquisitions) were each accounted for as transfers of a business between entities under the common control of Valero. Accordingly, our historical financial position, results of operations, and cash flows have been retrospectively adjusted to include the historical financial position, results of operations, and cash flows of the Texas Crude Systems Business for periods prior to July 1, 2014 and of the Houston and St. Charles Terminal Services Business for periods prior to March 1, 2015. We refer to the historical results of the Acquisitions prior to their respective acquisition dates as those of our “Predecessor.” See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation.
Operating revenues include amounts attributable to our Predecessor. Prior to being acquired by us, the Texas Crude Systems Business generated revenues by providing fee-based transportation and terminaling services to Valero, but the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues. Effective with the date of each of the Acquisitions, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses. This resulted in changes to pipeline and terminaling throughput fees previously charged to Valero for the Texas Crude Systems Business and in the recognition of terminaling revenues for the Houston and St. Charles Terminal Services Business. Because of these new agreements, our future results of operations may not be comparable to our historical results of operations.
For the first quarter of 2015, we reported net income of $12.6 million, net income attributable to partners of $22.1 million, and net income per limited partner common unit of $0.37. This compares to net income of $4.5 million, net income attributable to partners of $10.5 million, and net income per limited partner common unit of $0.18 for the first quarter of 2014. The increase in net income of $8.1 million and in net income attributable to partners of $11.6 million in the first quarter of 2015 compared to the first quarter of 2014 is due primarily to $9.3 million of revenues generated by our Houston and St. Charles terminals in March 2015. As discussed above, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues prior to our acquisition of that business on March 1, 2015. In addition, the increase in net income attributable to partners is $3.5 million higher than the increase in net income due primarily to higher operating expenses and depreciation expense in the first quarter of 2015, most of which is associated with the Houston and St. Charles Terminal Services Business during the period it was operated by our Predecessor.
Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”

OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. We expect that Valero will ship volumes in excess of its total minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its total minimum throughput commitments at our terminals for the second quarter of 2015.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The statement of income, operating highlights, and capital expenditures data have been retrospectively adjusted to include the historical results of operations of the Texas Crude Systems Business for periods presented prior to July 1, 2014 and the historical results of operations of the Houston and St. Charles Terminal Services Business for periods presented prior to March 1, 2015. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	2014	Change
Operating revenues – related party	$41,886	$29,489	$12,397
Costs and expenses:
Operating expenses	17,864	16,237	1,627
General and administrative expenses	3,565	3,097	468
Depreciation expense	7,488	5,916	1,572
Total costs and expenses	28,917	25,250	3,667
Operating income	12,969	4,239	8,730
Other income, net	111	666	(555)
Interest and debt expense, net of capitalized interest	(601)	(228)	(373)
Income before income taxes	12,479	4,677	7,802
Income tax expense (benefit)	(126)	157	(283)
Net income	12,605	4,520	8,085
Less: Net loss attributable to Predecessor	(9,516)	(5,962)	(3,554)
Net income attributable to partners	22,121	10,482	11,639
Less: General partner’s interest in net income	852	210	642
Limited partners’ interest in net income	$21,269	$10,272	$10,997

Net income per limited partner unit (basic and diluted):
Common units	$0.37	$0.18
Subordinated units	$0.36	$0.18

Weighted-average limited partner units outstanding:
Common units – basic	29,426	28,790
Common units – diluted	29,426	28,792
Subordinated units – basic and diluted	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended March 31,
	2015	2014	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$19,875	$15,234	$4,641
Pipeline transportation throughput (BPD) (a)	979,821	810,352	169,469
Average pipeline transportation revenue per barrel (b)	$0.23	$0.21	$0.02

Terminaling:
Terminaling revenues	$21,876	$13,967	$7,909
Terminaling throughput (BPD)	807,429	568,856	238,573
Average terminaling revenue per barrel (b)	$0.30	$0.27	$0.03

Storage revenues	$135	$288	$(153)

Total operating revenues – related party	$41,886	$29,489	$12,397

Capital expenditures:
Maintenance	$3,360	$3,778	$(418)
Expansion	1,618	18,698	(17,080)
Total capital expenditures	4,978	22,476	(17,498)
Less: Capital expenditures attributable to Predecessor	3,693	21,612	(17,919)
Capital expenditures attributable to Partnership	$1,285	$864	$421

Other financial information:
Distribution declared per unit	$0.2775	$0.2125

Distribution declared:
Limited partner units – public	$4,790	$3,667
Limited partner units – Valero	11,721	8,570
General partner units – Valero	755	250
Total distribution declared	$17,266	$12,487
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $12.4 million, or 42 percent, for the first quarter of 2015 compared to the first quarter of 2014. The increase was due primarily to:

•
An increase of $9.3 million at our newly acquired Houston and St. Charles terminals. Prior to being acquired by us, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues. Effective with the date of the Houston and St. Charles Terminal Acquisition, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired business and began generating revenues with respect to these assets.

•
An increase of $1.6 million at our Port Arthur logistics system driven by higher utilization of our Lucas crude system resulting from higher throughput of domestic crude oil at Valero’s Port Arthur Refinery. In addition, our Port Arthur products system benefited from increased volumes on our pipelines and terminals due to increased production of refined petroleum products at Valero’s Port Arthur Refinery.

•
An increase of $1.6 million at our Memphis logistics system as a result of higher throughput volumes throughout the system due to increased crude supply, and therefore production, at Valero’s Memphis Refinery. During the first quarter of 2014, refinery throughput volumes were lower as a result of harsh winter weather conditions and the acceleration of a planned turnaround.

Operating expenses increased $1.6 million, or 10 percent, for the first quarter of 2015 compared to the first quarter of 2014 due primarily to an increase in waste handling costs of $802,000 at the St. Charles terminal. Also, insurance expense increased $331,000 as a result of the the assets of the acquired businesses being covered under our own insurance policies. Prior to the Acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs.
General and administrative expenses increased $468,000, or 15 percent, for the first quarter of 2015 compared to the first quarter of 2014 due primarily to $546,000 in costs related to the acquisition of the Houston and St. Charles Terminal Services Business.
Depreciation expense increased $1.6 million, or 27 percent, for the first quarter of 2015 compared to the first quarter of 2014 due primarily to the effect of assets placed in service during 2014, including the expansion of the St. Charles terminal, the interconnection with TransCanada’s Cushing Marketlink pipeline, and the expansion of the Three Rivers crude system.
“Other income, net” decreased $555,000 for the first quarter of 2015 compared to the first quarter of 2014 due to a decrease in scrap metal sales of $365,000 and a decrease in interest income (net of bank fees) of $190,000 attributable to a reduced cash balance during the first quarter of 2015.
“Interest and debt expense, net of capitalized interest” increased $373,000 for the first quarter of 2015 compared to the first quarter of 2014 due primarily to $240,000 and $190,000 in interest expense incurred on borrowings of $200.0 million under our revolving credit facility and $160.0 million under a subordinated credit agreement with Valero, respectively, in connection with the acquisition of the Houston and St. Charles Terminal Services Business.
Our income tax expense (benefit) is associated with the Texas margin tax. During the first quarter of 2015, we reduced our deferred income tax liabilities due to a reduction in the relative amount of revenue we generate in Texas compared to our total revenue. This reduction was a result of the acquisition of the Houston and St. Charles Terminal Services Business (which includes operations in Louisiana).

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.
Distributions
On April 21, 2015, the board of directors of our general partner declared a distribution of $0.2775 per unit applicable to the first quarter of 2015, which equates to $17.3 million based on the number of common, subordinated, and general partner units outstanding as of March 31, 2015. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
March 31, 2015	$0.2775	$17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014
____________________
(a) This quarterly distribution reflects the pro rata portion of the minimum quarterly distribution rate of $0.2125 for the partial quarter beginning December 16, 2013 and ending December 31, 2013.
Revolving Credit Facility
We have a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders that matures in December 2018. The Revolver includes sub-facilities for swingline loans and letters of credit. Effective March 2, 2015, we borrowed $200.0 million under the Revolver in connection with the Houston and St. Charles Terminal Acquisition. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Revolver.
Subordinated Credit Agreement
On March 2, 2015, we entered into our subordinated credit agreement with Valero (the Loan Agreement) under which we borrowed $160.0 million to finance a portion of the Houston and St. Charles Terminal Acquisition. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Loan Agreement.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Cash flows provided by (used in):
Operating activities	$12,507	$13,178
Investing activities	(301,087)	(22,476)
Financing activities	79,711	18,039
Net increase (decrease) in cash and cash equivalents	$(208,869)	$8,741

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Operating Activities
Our operations generated $12.5 million in cash for the first three months of 2015 compared to $13.2 million for the first three months of 2014. The decline in cash flows from operating activities was attributable primarily to an increase in cash used for working capital, which was partially offset by an increase in net income. Changes in cash provided by or used for working capital during the first three months of 2015 and 2014 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in net income is discussed above under “RESULTS OF OPERATIONS.”
Investing Activities
Cash used for investing activities for the first three months of 2015 was primarily impacted by the Houston and St. Charles Terminal Acquisition effective March 1, 2015. In connection with the Houston and St. Charles Terminal Acquisition, we paid $571.2 million in cash to Valero, and of this amount $296.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $275.1 million represented the excess purchase price paid over the carrying value, which was reflected as a financing activity as described below. In addition, we had capital expenditures of $5.0 million and $22.5 million during the three months ended March 31, 2015 and 2014, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Cash provided by financing activities for the first three months of 2015 consisted primarily of the $200.0 million of borrowings under the Revolver and $160.0 million of proceeds from the Loan Agreement in connection with the Houston and St. Charles Terminal Acquisition. These cash inflows were offset by the $275.1 million of excess purchase price paid over the carrying value for the Houston and St. Charles Terminal Acquisition as described above under “Investing Activities,” and we paid $15.8 million in cash distributions to limited partners and our general partner. Further, we reflected a net transfer from Valero of $10.9 million related to the cash flows for the first two months of the year associated with the assets acquired on March 1, 2015 in connection with the Houston and St. Charles Terminal Acquisition.
For the first three months of 2014, our financing activities consisted primarily of the payment of $3.2 million of offering costs related to our initial public offering, $2.2 million of cash distributions to limited partners and our general partner, and $1.1 million of debt issuance costs related to the Revolver. In addition, we reflected a net transfer from Valero of $24.8 million related to the cash flows for the first three months of the year associated with the assets acquired in connection with the Acquisitions.
See Notes 3 and 11 of Condensed Notes to Consolidated Financial Statements for additional information on the Acquisitions, including consideration paid and the cash and noncash elements of the Acquisitions.
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
Our capital expenditures were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Maintenance	$3,360	$3,778
Expansion	1,618	18,698
Total capital expenditures	$4,978	$22,476

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Our capital expenditures for the first quarter of 2015 were primarily directed toward the following activities:

•	the improvement of assets at the St. Charles terminal that will extend the useful lives of the tanks;

•	the expansion of the St. Charles and Houston terminals; and

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system.
Our capital expenditures for the first quarter of 2014 were primarily directed toward the following activities:

•	the expansion and improvement of assets at the St. Charles and Houston terminals;

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system; and

•	the interconnection with TransCanada’s Cushing Marketlink pipeline.
For the full year 2015, we expect our capital expenditures to be $12.5 million. Our estimate consists of $7.0 million for maintenance capital expenditures and $5.5 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
In addition to the above-mentioned capital expenditures, $4.5 million of capital projects were funded by Valero related to the Houston and St. Charles Terminal Services Business. Valero agreed to fund these projects as part of our acquisition of the Houston and St. Charles Terminal Services Business. See Note 11 of Condensed Notes to Consolidated Financial Statements for further description of the noncash activities.
Contractual Obligations
As of March 31, 2015, our contractual obligations included debt and capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. In March 2015, we borrowed $200.0 million under the Revolver and $160.0 million under the Loan Agreement with Valero in connection with the Houston and St. Charles Terminal Acquisition. In addition, we entered into lease and access agreements with Valero with respect to the land on which each terminal is located. See Notes 3 and 6 of Condensed Notes to Consolidated Financial Statements for a full description of the lease and access agreements and the Revolver and Loan Agreement. There were no material changes outside the ordinary course of business with respect to the contractual obligations during the three months ended March 31, 2015.
Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act and Energy Policy Act. Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations. For more information on federal and state regulations affecting our business, please read our annual report on Form 10-K for the year ended December 31, 2014.
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
There were no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2015.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2015, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2014 was filed.

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
Debt incurred under our Revolver and our Loan Agreement bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We had debt of $200.0 million and note payable to related party of $160.0 million as of March 31, 2015.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b)	Changes in internal control over financial reporting
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014.
Item 6. Exhibits

Exhibit No.	Description

10.01
Contribution Agreement, dated March 1, 2015, by and among Valero Refining-New Orleans, L.L.C., Valero Terminaling and Distribution Company, and Valero Energy Partners LP – incorporated by reference to Exhibit 10.01 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

10.02
Amended and Restated Omnibus Agreement, dated July 1, 2014, by and among Valero Energy Corporation, Valero Marketing and Supply Company, Valero Terminaling and Distribution Company, The Premcor Refining Group Inc., The Premcor Pipeline Co., Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Partners EP, LLC, Valero Partners Lucas, LLC, Valero Partners Memphis, LLC, Valero Partners North Texas, LLC, Valero Partners South Texas, LLC and Valero Partners Wynnewood, LLC – incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.03
Amendment and Restatement of Schedules to Amended and Restated Omnibus Agreement, dated March 1, 2015, by and among Valero Energy Corporation, Valero Marketing and Supply Company, Valero Partners Memphis, LLC, Valero Terminaling and Distribution Company, The Premcor Refining Group Inc., The Premcor Pipeline Co., Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Partners EP, LLC, Valero Partners Lucas, LLC, Valero Partners North Texas, LLC, Valero Partners South Texas, LLC, Valero Partners Wynnewood, LLC, Valero Partners Houston, LLC and Valero Partners Louisiana, LLC – incorporated by reference to Exhibit 10.03 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

*10.04	Letter Agreement, dated May 6, 2015, amending Schedule A of Amendment and Restatement of Schedules to Amended and Restated Omnibus Agreement dated March 1, 2015.

10.05
Amended and Restated Services and Secondment Agreement, dated March 1, 2015, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC – incorporated by reference to Exhibit 10.04 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

10.06
Master Terminal Services Agreement, dated December 16, 2013, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company – incorporated by reference to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.07
Terminal Services Schedule (Houston Terminal), dated March 1, 2015, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company – incorporated by reference to Exhibit 10.06 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

10.08
Terminal Services Schedule (St. Charles Terminal), dated March 1, 2015, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company – incorporated by reference to Exhibit 10.07 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

10.09
Lease and Access Agreement dated as of March 1, 2015, between Valero Refining-Texas, L.P. and Valero Partners Houston, LLC – incorporated by reference to Exhibit 10.08 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

10.10
Lease and Access Agreement dated as of March 1, 2015, between Valero Refining-New Orleans, L.L.C. and Valero Partners Louisiana, LLC – incorporated by reference to Exhibit 10.09 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

10.11
Subordinated Credit Agreement dated as of March 2, 2015, by and between Valero Energy Partners LP and Valero Energy Corporation and the parties named therein – incorporated by reference to Exhibit 10.10 to the Partnership’s current report on Form 8-K filed March 5, 2015 (SEC File No. 1-36232).

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

***101	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

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
Date: May 8, 2015