Form 10-Q
period 2015-06-30
VALERO ENERGY PARTNERS LP
filed 2015-08-05
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Yes ☐ No ☑
The registrant had 30,707,740 common units, 28,789,989 subordinated units, and 1,214,043 general partner units outstanding at July 31, 2015.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2015	December 31, 2014 (a)

ASSETS
Current assets:
Cash and cash equivalents	$52,042	$236,579
Receivables from related party	14,853	8,499
Prepaid expenses and other	707	727
Total current assets	67,602	245,805
Property and equipment, at cost	829,514	819,104
Accumulated depreciation	(188,382)	(174,530)
Property and equipment, net	641,132	644,574
Deferred charges and other assets, net	1,221	1,385
Total assets	$709,955	$891,764
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of debt and capital lease obligations	$26,284	$1,200
Accounts payable	3,574	4,297
Accrued liabilities	1,420	1,054
Taxes other than income taxes	904	765
Deferred revenue from related party	312	124
Total current liabilities	32,494	7,440
Debt and capital lease obligations, net of current portion	175,675	1,519
Note payable to related party	160,000	—
Deferred income taxes	468	830
Other long-term liabilities	1,091	1,065
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,259,651 and 17,255,208 units outstanding)	381,364	374,954
Common unitholder – Valero (13,448,089 and 11,539,989 units outstanding)	59,685	58,844
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	(97,968)	146,804
General partner – Valero (1,214,043 and 1,175,102 units outstanding)	(2,854)	4,617
Net investment	—	295,691
Total partners’ capital	340,227	880,910
Total liabilities and partners’ capital	$709,955	$891,764
____________________
(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (a)	2015	2014 (a)
Operating revenues – related party	$60,245	$31,843	$102,131	$61,332
Costs and expenses:
Operating expenses	14,374	16,315	32,238	32,552
General and administrative expenses	3,160	3,361	6,725	6,458
Depreciation expense	7,715	6,132	15,203	12,048
Total costs and expenses	25,249	25,808	54,166	51,058
Operating income	34,996	6,035	47,965	10,274
Other income, net	26	493	137	1,159
Interest and debt expense, net of capitalized interest	(1,411)	(221)	(2,012)	(449)
Income before income taxes	33,611	6,307	46,090	10,984
Income tax expense (benefit)	(51)	150	(177)	307
Net income	33,662	6,157	46,267	10,677
Less: Net loss attributable to Predecessor	—	(6,043)	(9,516)	(12,005)
Net income attributable to partners	33,662	12,200	55,783	22,682
Less: General partner’s interest in net income	1,357	244	2,209	454
Limited partners’ interest in net income	$32,305	$11,956	$53,574	$22,228

Net income per limited partner unit – basic and diluted:
Common units	$0.54	$0.21	$0.91	$0.39
Subordinated units	$0.54	$0.21	$0.90	$0.39

Weighted-average limited partner units outstanding – basic and diluted:
Common units	30,698	28,790	30,066	28,790
Subordinated units	28,790	28,790	28,790	28,790

Cash distribution declared per unit	$0.2925	$0.2225	$0.5700	$0.4350
____________________
(a) Prior period financial information has been retrospectively adjusted for the acquisitions of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2013 (a)	$369,825	$75,998	$189,601	$6,167	$328,482	$970,073
Net income (loss):
Attributable to Predecessor (a)	—	—	—	—	(12,005)	(12,005)
Attributable to partners	6,662	4,452	11,114	454	—	22,682
Net transfers from Valero Energy Corporation (a)	—	—	—	—	44,351	44,351
Cash distributions to unitholders	(4,304)	(2,879)	(7,183)	(294)	—	(14,660)
Distribution equivalent right payments	(1)	—	—	—	—	(1)
Unit-based compensation	36	—	—	—	—	36
Balance as of June 30, 2014 (a)	$372,218	$77,571	$193,532	$6,327	$360,828	$1,010,476

Balance as of December 31, 2014 (a)	$374,954	$58,844	$146,804	$4,617	$295,691	$880,910
Net income (loss):
Attributable to Predecessor	—	—	—	—	(9,516)	(9,516)
Attributable to partners	15,703	11,665	26,205	2,210	—	55,783
Net transfers from Valero Energy Corporation	—	—	—	—	9,934	9,934
Allocation of Valero Energy Corporation’s net investment in the Houston and St. Charles Terminal Services Business	—	82,330	205,396	8,383	(296,109)	—
Consideration paid to Valero Energy Corporation for the acquisition of the Houston and St. Charles Terminal Services Business	—	(186,625)	(465,592)	(19,003)	—	(671,220)
Units issued to Valero Energy Corporation in connection with the acquisition of the Houston and St. Charles Terminal Services Business	—	98,000	—	2,000	—	100,000
Noncash capital contributions from Valero Energy Corporation	—	2,273	4,866	204	—	7,343
Cash distributions to unitholders	(9,375)	(6,802)	(15,647)	(1,265)	—	(33,089)
Distribution equivalent right payments	(6)	—	—	—	—	(6)
Unit-based compensation	88	—	—	—	—	88
Balance as of June 30, 2015	$381,364	$59,685	$(97,968)	$(2,854)	$—	$340,227

(a) Prior period financial information as of December 31, 2013 and June 30, 2014 has been retrospectively adjusted for the acquisitions of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. Prior period financial information as of December 31, 2014 has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014 (a)
Cash flows from operating activities:
Net income	$46,267	$10,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,203	12,048
Deferred income tax expense (benefit)	(395)	48
Changes in current assets and current liabilities	(6,073)	580
Changes in deferred charges and credits and other operating activities, net	459	(54)
Net cash provided by operating activities	55,461	23,299
Cash flows from investing activities:
Capital expenditures	(6,052)	(42,201)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—
Proceeds from dispositions of property and equipment	14	—
Net cash used in investing activities	(302,147)	(42,201)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—
Proceeds from note payable to related party	160,000	—
Payments of capital lease obligations	(580)	(506)
Offering costs	—	(3,223)
Debt issuance costs	—	(1,071)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—
Cash distributions to unitholders and distribution equivalent right payments	(33,095)	(14,661)
Net transfers from Valero Energy Corporation	10,935	45,060
Net cash provided by financing activities	62,149	25,599
Net increase (decrease) in cash and cash equivalents	(184,537)	6,697
Cash and cash equivalents at beginning of period	236,579	375,118
Cash and cash equivalents at end of period	$52,042	$381,815
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
We acquired the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business (the Houston and St. Charles Terminal Acquisition) from Valero (collectively, the Acquisitions) on July 1, 2014 and March 1, 2015, respectively, as further described in Note 3. As of June 30, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of Valero’s refineries.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts previously reported for the three and six months ended June 30, 2014 have been reclassified to conform to the 2015 presentation.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) and issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date of the new standard by one year. As a result, the standard is effective for annual reporting periods beginning after

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2017, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient, as allowed by the standard, or retrospectively with a cumulative effect adjustment to partners’ capital as of the date of initial application. Early adoption is permitted, but not before the original effective date, which was for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.
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
In April 2015, the provisions of ASC Subtopic 835-30, “Interest–Imputation of Interest” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations.
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
Houston and St. Charles Terminal Services Business Acquisition
Effective March 1, 2015, we acquired two subsidiaries from Valero that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana) for total consideration of $671.2 million, which consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement we entered into with Valero. See Note 6 for further discussion of the borrowings under our revolving credit facility and subordinated credit agreement.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities of the Houston and St. Charles Terminal Services Business are included in the consolidated balance sheets as of June 30, 2015 and December 31, 2014. The following table presents the previously reported December 31, 2014 consolidated balance sheet adjusted for the acquisition of the Houston and St. Charles Terminal Services Business (in thousands):

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated results of operations of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business after the effective dates of each acquisition are included in “Valero Energy Partners LP” in the table below. The combined results of operations of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business prior to the effective dates of each acquisition are included in “Texas Crude Systems Business” and “Houston and St. Charles Terminal Services Business,” respectively. The following table presents our consolidated statement of income for the six months ended June 30, 2015 adjusted for the acquisition of the Houston and St. Charles Terminal Services Business (in thousands):

	Six Months Ended June 30, 2015
	Valero Energy Partners LP	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$102,131	$—	$102,131
Costs and expenses:
Operating expenses	25,043	7,195	32,238
General and administrative expenses	6,678	47	6,725
Depreciation expense	12,929	2,274	15,203
Total costs and expenses	44,650	9,516	54,166
Operating income (loss)	57,481	(9,516)	47,965
Other income, net	137	—	137
Interest and debt expense, net of capitalized interest	(2,012)	—	(2,012)
Income (loss) before income taxes	55,606	(9,516)	46,090
Income tax benefit	(177)	—	(177)
Net income (loss)	55,783	(9,516)	46,267
Less: Net loss attributable to Predecessor	—	(9,516)	(9,516)
Net income attributable to partners	$55,783	$—	$55,783

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the previously reported consolidated statements of income for the three and six months ended June 30, 2014 adjusted for the acquisition of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business (in thousands):

	Three Months Ended June 30, 2014
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$23,660	$8,183	$—	$31,843
Costs and expenses:
Operating expenses	5,738	2,108	8,469	16,315
General and administrative expenses	2,848	447	66	3,361
Depreciation expense	3,024	844	2,264	6,132
Total costs and expenses	11,610	3,399	10,799	25,808
Operating income (loss)	12,050	4,784	(10,799)	6,035
Other income, net	491	2	—	493
Interest and debt expense, net of capitalized interest	(221)	—	—	(221)
Income (loss) before income taxes	12,320	4,786	(10,799)	6,307
Income tax expense	120	30	—	150
Net income (loss)	12,200	4,756	(10,799)	6,157
Less: Net income (loss) attributable to Predecessor	—	4,756	(10,799)	(6,043)
Net income attributable to partners	$12,200	$—	$—	$12,200

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2014
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$45,191	$16,141	$—	$61,332
Costs and expenses:
Operating expenses	11,464	4,010	17,078	32,552
General and administrative expenses	5,443	884	131	6,458
Depreciation expense	6,082	1,687	4,279	12,048
Total costs and expenses	22,989	6,581	21,488	51,058
Operating income (loss)	22,202	9,560	(21,488)	10,274
Other income, net	1,139	20	—	1,159
Interest and debt expense, net of capitalized interest	(449)	—	—	(449)
Income (loss) before income taxes	22,892	9,580	(21,488)	10,984
Income tax expense	210	97	—	307
Net income (loss)	22,682	9,483	(21,488)	10,677
Less: Net income (loss) attributable to Predecessor	—	9,483	(21,488)	(12,005)
Net income attributable to partners	$22,682	$—	$—	$22,682

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated cash flows of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business after the effective dates of each acquisition are included in “Valero Energy Partners LP.” The combined cash flows of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business prior to the effective dates of each acquisition are included in “Texas Crude Systems Business” and “Houston and St. Charles Terminal Services Business,” respectively. The following table presents our consolidated statement of cash flows for the six months ended June 30, 2015 adjusted for the acquisition of the Houston and St. Charles Terminal Services Business (in thousands):

	Six Months Ended June 30, 2015
	Valero Energy Partners LP	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$55,783	$(9,516)	$46,267
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	12,929	2,274	15,203
Deferred income tax benefit	(395)	—	(395)
Changes in current assets and current liabilities	(6,073)	—	(6,073)
Changes in deferred charges and credits and other operating activities, net	459	—	459
Net cash provided by (used in) operating activities	62,703	(7,242)	55,461
Cash flows from investing activities:
Capital expenditures	(2,359)	(3,693)	(6,052)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—	(296,109)
Proceeds from dispositions of property and equipment	14	—	14
Net cash used in investing activities	(298,454)	(3,693)	(302,147)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—	200,000
Proceeds from note payable to related party	160,000	—	160,000
Payments of capital lease obligations	(580)	—	(580)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(33,095)	—	(33,095)
Net transfers from Valero Energy Corporation	—	10,935	10,935
Net cash provided by financing activities	51,214	10,935	62,149
Net decrease in cash and cash equivalents	(184,537)	—	(184,537)
Cash and cash equivalents at beginning of period	236,579	—	236,579
Cash and cash equivalents at end of period	$52,042	$—	$52,042

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the previously reported consolidated statement of cash flows for the six months ended June 30, 2014 adjusted for the acquisitions of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business (in thousands):

	Six Months Ended June 30, 2014
	Valero Energy Partners LP (Previously Reported)	Texas Crude Systems Business	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$22,682	$9,483	$(21,488)	$10,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	6,082	1,687	4,279	12,048
Deferred income tax expense	16	32	—	48
Changes in current assets and current liabilities	580	—	—	580
Changes in deferred charges and credits and other operating activities, net	22	(76)	—	(54)
Net cash provided by (used in) operating activities	29,382	11,126	(17,209)	23,299
Cash flows from investing activities:
Capital expenditures	(3,224)	(1,033)	(37,944)	(42,201)
Net cash used in investing activities	(3,224)	(1,033)	(37,944)	(42,201)
Cash flows from financing activities:
Payments of capital lease obligations	(506)	—	—	(506)
Offering costs	(3,223)	—	—	(3,223)
Debt issuance costs	(1,071)	—	—	(1,071)
Cash distributions to unitholders and distribution equivalent right payments	(14,661)	—	—	(14,661)
Net transfers from (to) Valero	—	(10,093)	55,153	45,060
Net cash provided by (used in) financing activities	(19,461)	(10,093)	55,153	25,599
Net increase in cash and cash equivalents	6,697	—	—	6,697
Cash and cash equivalents at beginning of period	375,118	—	—	375,118
Cash and cash equivalents at end of period	$381,815	$—	$—	$381,815

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED-PARTY TRANSACTIONS
Agreements Effective with the Houston and St. Charles Terminal Acquisition
The following agreements became effective on March 1, 2015, the date of the Houston and St. Charles Terminal Acquisition.
Commercial Agreements
In connection with the Houston and St. Charles Terminal Acquisition, we entered into additional schedules under our existing master transportation services agreement and master terminal services agreement (collectively, the commercial agreements) with Valero with respect to each terminal acquired. Each schedule has an initial term through March 1, 2025 and, in the case of the Houston Terminal, provides us an option to renew for one additional five-year term, and, in the case of the St. Charles Terminal, provides us an option to renew through January 31, 2030.
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
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Trade receivables – related party	$19,240	$10,515
Due to related party	(4,387)	(2,016)
Receivables from related party	$14,853	$8,499
The amounts shown in our balance sheets as deferred revenue from related party represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements.
The following table reflects significant transactions with Valero (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (a)	2015	2014 (a)
Operating revenues – related party	$60,245	$31,843	$102,131	$61,332
Operating expenses	7,255	5,988	13,810	12,017
General and administrative expenses	2,648	2,598	5,160	5,185

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Costs associated with Valero’s benefit plans were included in the costs allocated to our Predecessor. Our share of pension and postretirement costs and defined contribution plans costs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (a)	2015	2014 (a)
Pension and postretirement costs	$—	$40	$2	$75
Defined contribution plan costs	—	35	2	66

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all lease agreements are recorded within “operating revenues – related party” in our consolidated statements of income. Contingent lease revenues from all lease agreements totaled $5.0 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $7.8 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

Remainder of 2015	$64,437
2016	127,824
2017	127,824
2018	127,824
2019	127,824
Thereafter	637,196
Total minimum rental payments	$1,212,929

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	June 30, 2015
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$228,356	$49,343	$277,699
Terminals and related assets	110,520	406,085	516,605
Other	9,576	—	9,576
Land	4,672	—	4,672
Construction-in-progress	20,962	—	20,962
Property and equipment, at cost	374,086	455,428	829,514
Accumulated depreciation	(112,893)	(75,489)	(188,382)
Property and equipment, net	$261,193	$379,939	$641,132

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
In connection with the Houston and St. Charles Terminal Acquisition as described in Note 3, we borrowed $200.0 million under the Revolver on March 2, 2015. This borrowing bears interest at a variable rate, which was 1.4375 percent as of June 30, 2015. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date. As of June 30, 2015, we had $200.0 million borrowings and no letters of credit outstanding under the Revolver. As of December 31, 2014, we had no borrowings and no letters of credit outstanding under the Revolver. As of June 30, 2015 and December 31, 2014, we were in compliance with the Revolver’s restrictive covenants.
On July 1, 2015 we repaid $25.0 million on the Revolver.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Credit Agreement
On March 2, 2015, we entered into a subordinated credit agreement with Valero (the Loan Agreement) under which we borrowed $160.0 million (the loan) to finance a portion of the Houston and St. Charles Terminal Acquisition as described in Note 3. The loan matures on March 1, 2020 and may be prepaid at any time without penalty; we are not permitted to reborrow amounts. The loan bears interest at the LIBO Rate (as defined in the Loan Agreement) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreement) and on the maturity date. As of June 30, 2015, the interest rate was 1.4340 percent.
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
As of June 30, 2015, we had $160.0 million outstanding under the Loan Agreement and we were in compliance with the ratio of consolidated total debt to EBITDA.
Capitalized Interest
Capitalized interest was approximately $1,000 and $6,000 for the three and six months ended June 30, 2015, respectively. We had no capitalized interest for the three and six months ended June 30, 2014.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	COMMITMENTS AND CONTINGENCIES
Operating Leases
We have long-term operating lease commitments for land used in the terminaling and transportation of crude oil and refined petroleum products. Certain leases contain escalation clauses and renewal options that allow for the same rental payment over the new lease term or a revised rental payment based on fair rental value or negotiated value. We expect that, in the normal course of business, our leases will be renewed or replaced by other leases.
As of June 30, 2015, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

Remainder of 2015	$3,267
2016	6,487
2017	6,486
2018	6,472
2019	6,443
Thereafter	33,753
Total minimum rental payments	$62,908

Rental expense for all operating leases was $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively. Rental expense for all operating leases was $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively, as retrospectively adjusted for the Acquisitions.
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
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
June 30, 2015	$0.2925	$18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014

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

The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General partner’s distributions:
General partner’s distributions	$369	$261	$714	$511
General partner’s incentive distribution rights (IDRs)	684	—	1,094	—
Total general partner’s distributions	1,053	261	1,808	511
Limited partners’ distributions:
Common – public	5,045	3,838	9,832	7,504
Common – Valero	3,934	2,568	7,666	5,020
Subordinated – Valero	8,421	6,406	16,410	12,524
Total limited partners’ distributions	17,400	12,812	33,908	25,048
DERs	3	1	6	2
Total cash distributions, including DERs	$18,456	$13,074	$35,722	$25,561

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and six months ended June 30, 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three and six months ended June 30, 2015.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended June 30, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$369	$8,979	$8,421	$—	$17,769
General partner’s IDRs	684	—	—	—	684
DERs	—	—	—	3	3
Distributions and DERs declared	1,053	8,979	8,421	3	18,456
Undistributed earnings	304	7,688	7,211	3	15,206
Net income available to limited partners – basic and diluted	$1,357	$16,667	$15,632	$6	$33,662

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		30,698	28,790

Net income per limited partner unit		$0.54	$0.54

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2014
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions	$261	$6,406	$6,406	$—	$13,073
DERs	—	—	—	1	1
Distributions and DERs declared	261	6,406	6,406	1	13,074
Excess distributions over earnings	(17)	(428)	(428)	(1)	(874)
Net income available to limited partners – basic	$244	5,978	5,978	$—	$12,200
Add: DERs		1	—
Net income available to limited partners – diluted		$5,979	$5,978

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit		$0.21	$0.21

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$714	$17,498	$16,410	$—	$34,622
General partner’s IDRs	1,094	—	—	—	1,094
DERs	—	—	—	6	6
Distributions and DERs declared	1,808	17,498	16,410	6	35,722
Undistributed earnings	401	10,042	9,615	3	20,061
Net income available to limited partners – basic and diluted	$2,209	$27,540	$26,025	$9	$55,783

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		30,066	28,790

Net income per limited partner unit		$0.91	$0.90

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2014
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions	$511	$12,524	$12,524	$—	$25,559
DERs	—	—	—	2	2
Distributions and DERs declared	511	12,524	12,524	2	25,561
Excess distributions over earnings	(57)	(1,410)	(1,410)	(2)	(2,879)
Net income available to limited partners – basic	$454	11,114	11,114	$—	$22,682
Add: DERs		2	—
Net income available to limited partners – diluted		$11,116	$11,114

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit		$0.39	$0.39

10.	UNIT ACTIVITY
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2013	17,250,000	11,539,989	28,789,989	1,175,102	58,755,080
Unit-based compensation	5,208	—	—	—	5,208
Balance as of June 30, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288

Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with the acquisition of the Houston and St. Charles Terminal Services Business (see Note 3)	—	1,908,100	—	38,941	1,947,041
Balance as of June 30, 2015	17,259,651	13,448,089	28,789,989	1,214,043	60,711,772

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Decrease (increase) in current assets:
Receivables from related party	$(6,817)	$5,415
Prepaid expenses and other	20	(98)
Increase (decrease) in current liabilities:
Accounts payable	31	(5,466)
Accrued liabilities	366	382
Taxes other than income taxes	139	(125)
Deferred revenue from related party	188	472
Changes in current assets and current liabilities	$(6,073)	$580
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
There were no significant noncash investing activities for the six months ended June 30, 2015. Noncash financing activities for the six months ended June 30, 2015 included:

•
a capital contribution of $7.3 million for projects that were funded by Valero related primarily to the Houston and St. Charles Terminal Services Business. Valero agreed to fund these projects as part of our acquisition of the Houston and St. Charles Terminal Services Business, and

•
the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million in connection with the Houston and St. Charles Terminal Acquisition described in Note 3.

There were no significant noncash investing or financing activities for the six months ended June 30, 2014.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the amounts presented as net transfers to Valero on our statements of partners’ capital and statements of cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014 (a)
Net transfers from Valero per statement of partners’ capital	$9,934	$44,351
Less: Noncash transfers to Valero	(1,001)	(709)
Net transfers from Valero per statement of cash flows	$10,935	$45,060

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Noncash transfers to Valero primarily represent the change in amounts accrued by our Predecessor for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014 (a)
Interest paid	$1,578	$465
Income taxes paid	441	74

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
OVERVIEW
We are a fee-based master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of June 30, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of Valero’s refineries.
We acquired the Texas Crude Systems Business from Valero on July 1, 2014 for total cash consideration of $154.0 million (the Texas Crude Systems Acquisition), as further described in Note 3 of Condensed Notes to Consolidated Financial Statements, and we began receiving fees for services provided by this business commencing on July 1, 2014.
We acquired the Houston and St. Charles Terminal Services Business from Valero on March 1, 2015 for total consideration of $671.2 million (the Houston and St. Charles Terminal Acquisition). Consideration consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units representing limited partner interests in us and 38,941 general partner units representing general partner interests in us having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement with Valero. We began receiving fees for services provided by this business commencing on March 1, 2015.

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
For the second quarter of 2015, we reported net income and net income attributable to partners of $33.7 million and net income per limited partner common unit of $0.54. This compares to net income of $6.2 million, net income attributable to partners of $12.2 million, and net income per limited partner common unit of $0.21 for the second quarter of 2014.
The increase in net income of $27.5 million and the increase in net income attributable to partners of $21.5 million in the second quarter of 2015 compared to the second quarter of 2014 is due primarily to $27.7 million of revenues generated by our Houston and St. Charles terminals during the second quarter of 2015. As discussed above, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues prior to our acquisition of that business on March 1, 2015.
For the first six months of 2015, we reported net income of $46.3 million, net income attributable to partners of $55.8 million, and net income per limited partner common unit of $0.91. This compares to net income of $10.7 million, net income attributable to partners of $22.7 million, and net income per limited partner common unit of $0.39 for the first six months of 2014.

The increase in net income of $35.6 million and the increase in net income attributable to partners of $33.1 million in the first six months of 2015 compared to the first six months of 2014 is due primarily to $36.9 million of revenues generated by our Houston and St. Charles terminals during the first six months of 2015. As discussed above, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues prior to our acquisition of that business on March 1, 2015.
Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals on behalf of Valero. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. We expect that Valero will ship volumes in excess of its total minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its total minimum throughput commitments at our terminals for the third quarter of 2015.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The results of operations, operating highlights, and capital expenditures data have been retrospectively adjusted to include the historical results of operations of the Texas Crude Systems Business for periods presented prior to July 1, 2014 and the historical results of operations of the Houston and St. Charles Terminal Services Business for periods presented prior to March 1, 2015. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,
	2015	2014	Change
Operating revenues – related party	$60,245	$31,843	$28,402
Costs and expenses:
Operating expenses	14,374	16,315	(1,941)
General and administrative expenses	3,160	3,361	(201)
Depreciation expense	7,715	6,132	1,583
Total costs and expenses	25,249	25,808	(559)
Operating income	34,996	6,035	28,961
Other income, net	26	493	(467)
Interest and debt expense, net of capitalized interest	(1,411)	(221)	(1,190)
Income before income taxes	33,611	6,307	27,304
Income tax expense (benefit)	(51)	150	(201)
Net income	33,662	6,157	27,505
Less: Net loss attributable to Predecessor	—	(6,043)	6,043
Net income attributable to partners	33,662	12,200	21,462
Less: General partner’s interest in net income	1,357	244	1,113
Limited partners’ interest in net income	$32,305	$11,956	$20,349

Net income per limited partner unit – basic and diluted:
Common units	$0.54	$0.21
Subordinated units	$0.54	$0.21

Weighted-average limited partner units outstanding – basic and diluted:
Common units	30,698	28,790
Subordinated units	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended June 30,
	2015	2014	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$19,967	$16,006	$3,961
Pipeline transportation throughput (BPD) (a)	953,123	870,341	82,782
Average pipeline transportation revenue per barrel (b)	$0.23	$0.20	$0.03

Terminaling:
Terminaling revenues	$40,143	$15,549	$24,594
Terminaling throughput (BPD)	1,379,757	632,614	747,143
Average terminaling revenue per barrel (b)	$0.32	$0.27	$0.05

Storage revenues	$135	$288	$(153)

Total operating revenues – related party	$60,245	$31,843	$28,402

Capital expenditures:
Maintenance	$863	$4,570	$(3,707)
Expansion	211	15,155	(14,944)
Total capital expenditures	1,074	19,725	(18,651)
Less: Capital expenditures attributable to Predecessor	—	17,365	(17,365)
Capital expenditures attributable to Partnership	$1,074	$2,360	$(1,286)

Other financial information:
Distribution declared per unit	$0.2925	$0.2225

Distribution declared:
Limited partner units – public	$5,048	$3,839
Limited partner units – Valero	12,355	8,974
General partner units – Valero	1,053	261
Total distribution declared	$18,456	$13,074
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $28.4 million, or 89 percent, for the second quarter of 2015 compared to the second quarter of 2014. The increase was due primarily to:

•
An increase of $27.7 million at our newly acquired Houston and St. Charles terminals. Prior to being acquired by us, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues. Effective with the date of the Houston and St. Charles Terminal Acquisition, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired business and began generating revenues with respect to these assets.

•
An increase of $1.1 million at our Memphis logistics system as a result of higher throughput volumes due to increased production at Valero’s Memphis Refinery during the second quarter of 2015. In addition, refinery throughput volumes were lower during the second quarter of 2014 as a result of a planned turnaround.

Operating expenses decreased $1.9 million, or 12 percent, for the second quarter of 2015 compared to the second quarter of 2014 due primarily to a decrease in maintenance expense of $2.3 million at our St. Charles and Houston terminals and our Memphis logistics system. The decrease in maintenance expense was partially offset by an increase in insurance expense of $765,000 as a result of the assets of the Acquisitions being covered under our own insurance policies. Prior to the Acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs.
General and administrative expenses decreased $201,000, or 6 percent, for the second quarter of 2015 compared to the second quarter of 2014 due primarily to transaction costs of $308,000 incurred during the second quarter of 2014 related to the July 1, 2014 acquisition of the Texas Crude Systems Business.
Depreciation expense increased $1.6 million, or 26 percent, for the second quarter of 2015 compared to the second quarter of 2014 due primarily to the effect of assets placed in service during 2014, including the expansion of our St. Charles terminal, the enhancement of pipeline and terminal monitoring systems at our Memphis products system, and the interconnection with TransCanada’s Cushing Marketlink pipeline at our Lucas crude system.
“Other income, net” decreased $467,000 for the second quarter of 2015 compared to the second quarter of 2014 due primarily to a decrease in interest income (net of bank fees) of $229,000 attributable to a reduced cash balance during the second quarter of 2015. In addition, right-of-way fees decreased $143,000 and scrap metal sales decreased $42,000.
“Interest and debt expense, net of capitalized interest” increased $1.2 million for the second quarter of 2015 compared to the second quarter of 2014 due primarily to interest expense incurred on borrowings of $200.0 million under our revolving credit facility and $160.0 million under a subordinated credit agreement with Valero in connection with the acquisition of the Houston and St. Charles Terminal Services Business. Interest expense on this indebtedness was $1.3 million for the second quarter of 2015.
Our income tax expense (benefit) is associated with the Texas margin tax. In June 2015, the Texas margin tax rate was reduced from 1 percent to 0.75 percent. The impact of this rate reduction resulted in a tax benefit for the second quarter of 2015.

Results of Operations
(in thousands, except per unit amounts)

	Six Months Ended June 30,
	2015	2014	Change
Operating revenues – related party	$102,131	$61,332	$40,799
Costs and expenses:
Operating expenses	32,238	32,552	(314)
General and administrative expenses	6,725	6,458	267
Depreciation expense	15,203	12,048	3,155
Total costs and expenses	54,166	51,058	3,108
Operating income	47,965	10,274	37,691
Other income, net	137	1,159	(1,022)
Interest and debt expense, net of capitalized interest	(2,012)	(449)	(1,563)
Income before income taxes	46,090	10,984	35,106
Income tax expense (benefit)	(177)	307	(484)
Net income	46,267	10,677	35,590
Less: Net loss attributable to Predecessor	(9,516)	(12,005)	2,489
Net income attributable to partners	55,783	22,682	33,101
Less: General partner’s interest in net income	2,209	454	1,755
Limited partners’ interest in net income	$53,574	$22,228	$31,346

Net income per limited partner unit – basic and diluted:
Common units	$0.91	$0.39
Subordinated units	$0.90	$0.39

Weighted average limited partner units outstanding – basic and diluted:
Common units	30,066	28,790
Subordinated units	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Six Months Ended June 30,
	2015	2014	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$39,842	$31,240	$8,602
Pipeline transportation throughput (BPD) (a)	966,399	840,512	125,887
Average pipeline transportation revenue per barrel (b)	$0.23	$0.21	$0.02

Terminaling:
Terminaling revenues	$62,019	$29,516	$32,503
Terminaling throughput (BPD)	1,095,173	600,911	494,262
Average terminaling revenue per barrel (b)	$0.31	$0.27	$0.04

Storage revenues	$270	$576	$(306)

Total operating revenues – related party	$102,131	$61,332	$40,799

Capital expenditures:
Maintenance	$4,223	$8,348	$(4,125)
Expansion	1,829	33,853	(32,024)
Total capital expenditures	6,052	42,201	(36,149)
Less: Capital expenditures attributable to Predecessor	3,693	38,977	(35,284)
Capital expenditures attributable to Partnership	$2,359	$3,224	$(865)

Other financial information:
Distribution declared per unit	$0.5700	$0.4350

Distribution declared:
Limited partner units – public	$9,838	$7,506
Limited partner units – Valero	24,076	17,544
General partner units – Valero	1,808	511
Total distribution declared	$35,722	$25,561
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $40.8 million, or 67 percent, for the first six months of 2015 compared to the first six months of 2014. The increase was due primarily to:

•
An increase of $36.9 million at our newly acquired Houston and St. Charles terminals. Prior to being acquired by us, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues. Effective with the date of the Houston and St. Charles Terminal Acquisition, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired business and began generating revenues with respect to these assets.

•
An increase of $2.7 million at our Memphis logistics system as a result of higher throughput volumes due to increased production at Valero’s Memphis Refinery. During the first six months of 2014, refinery throughput volumes were lower as a result of harsh winter weather conditions and a planned turnaround.

•
An increase of $1.5 million at our Port Arthur logistics system driven by higher utilization of our Port Arthur products system. In addition, throughput volumes were higher at our Lucas crude system as a result of the interconnection with TransCanada’s Cushing Marketlink pipeline, which began service in June 2014.

Operating expenses decreased $314,000, or 1 percent, for the first six months of 2015 compared to the first six months of 2014 due primarily to a decrease in maintenance expense of $2.3 million at our St. Charles and Houston terminals and our Memphis logistics system. The decrease in maintenance expense was partially offset by an increase in insurance expense of $1.1 million as a result of the assets of the Acquisitions being covered under our own insurance policies. Prior to the Acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs. In addition, other expenses increased by $824,000 due primarily to higher salaries, wages, and benefits for seconded employees during the first six months of 2015.
General and administrative expenses increased $267,000, or 4 percent, for the first six months of 2015 compared to the first six months of 2014 due primarily to higher transaction costs of $238,000 during the first six months of 2015. In 2015, we incurred transaction costs of $546,000 in connection with the March 1, 2015 acquisition of the Houston and St. Charles Terminal Services Business. In 2014, we incurred $308,000 in connection with the July 1, 2014 acquisition of the Texas Crude Systems Business.
Depreciation expense increased $3.2 million, or 26 percent, for the first six months of 2015 compared to the first six months of 2014 due primarily to the effect of assets placed in service during 2014, including the expansion of our St. Charles and Houston terminals, the interconnection with TransCanada’s Cushing Marketlink pipeline at our Lucas crude system, and the enhancement of pipeline and terminal monitoring systems at our Memphis products system.
“Other income, net” decreased $1.0 million, or 88 percent, for the first six months of 2015 compared to the first six months of 2014 due primarily to a decrease in interest income (net of bank fees) of $418,000 attributable to a reduced cash balance during the first six months of 2015. In addition, scrap metal sales decreased $410,000 and right-of-way fees decreased $141,000.
“Interest and debt expense, net of capitalized interest” increased $1.6 million for the first six months of 2015 compared to the first six months of 2014 due primarily to interest expense incurred on borrowings of $200.0 million under our revolving credit facility and $160.0 million under a subordinated credit agreement with Valero in connection with the acquisition of the Houston and St. Charles Terminal Services Business. Interest expense on this indebtedness was $1.7 million for the first six months of 2015.

Our income tax expense (benefit) is associated with the Texas margin tax. In June 2015, the Texas margin tax rate was reduced from 1 percent to 0.75 percent. The impact of this rate reduction resulted in a tax benefit for the first six months of 2015. In addition, during the first six months of 2015, we reduced our deferred income tax liabilities due to a reduction in the relative amount of revenue we generate in Texas compared to our total revenue. This reduction was a result of the acquisition of the Houston and St. Charles Terminal Services Business (which includes operations in Louisiana).

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and from related parties, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.
Distributions
On July 24, 2015, the board of directors of our general partner declared a distribution of $0.2925 per unit applicable to the second quarter of 2015, which equates to $18.5 million based on the number of common, subordinated, and general partner units outstanding as of June 30, 2015. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
June 30, 2015	$0.2925	$18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014

(a) This quarterly distribution reflects the pro rata portion of the minimum quarterly distribution rate of $0.2125 for the partial quarter beginning December 16, 2013 and ending December 31, 2013.

Revolving Credit Facility
We have a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders that matures in December 2018. The Revolver includes sub-facilities for swingline loans and letters of credit. Effective March 2, 2015, we borrowed $200.0 million under the Revolver in connection with the Houston and St. Charles Terminal Acquisition. On July 1, 2015, we repaid $25.0 million of the outstanding balance. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Revolver.

Subordinated Credit Agreement
On March 2, 2015, we entered into a subordinated credit agreement with Valero (the Loan Agreement) under which we borrowed $160.0 million to finance a portion of the Houston and St. Charles Terminal Acquisition. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Loan Agreement.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2015	2014 (a)
Cash flows provided by (used in):
Operating activities	$55,461	$23,299
Investing activities	(302,147)	(42,201)
Financing activities	62,149	25,599
Net increase (decrease) in cash and cash equivalents	$(184,537)	$6,697

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Operating Activities
Our operations generated $55.5 million in cash for the first six months of 2015 compared to $23.3 million for the first six months of 2014. The increase in cash flows from operating activities was attributable primarily to an increase in net income, which was partially offset by an increase in cash used for working capital. Changes in cash provided by or used for working capital during the first six months of 2015 and 2014 are shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in net income is discussed above under “RESULTS OF OPERATIONS.”
Investing Activities
Cash used for investing activities for the first six months of 2015 was primarily impacted by the Houston and St. Charles Terminal Acquisition effective March 1, 2015. In connection with the Houston and St. Charles Terminal Acquisition, we paid $571.2 million in cash to Valero, and of this amount, $296.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $275.1 million represented the excess purchase price paid over the carrying value, which was reflected as a financing activity as described below. In addition, we had capital expenditures of $6.1 million and $42.2 million during the six months ended June 30, 2015 and 2014, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Cash provided by financing activities for the first six months of 2015 consisted primarily of the $200.0 million of borrowings under the Revolver and $160.0 million of proceeds from the Loan Agreement in connection with the Houston and St. Charles Terminal Acquisition. These cash inflows were offset by the $275.1 million of excess purchase price paid over the carrying value for the Houston and St. Charles Terminal Acquisition as described above under “Investing Activities,” and $33.1 million in cash distributions to limited partners and our general partner. Further, we reflected a net transfer from Valero of $10.9 million related to the cash flows for the first two months of the year associated with the assets acquired on March 1, 2015 in connection with the Houston and St. Charles Terminal Acquisition.
For the first six months of 2014, our financing activities consisted primarily of the payment of $14.7 million of cash distributions to limited partners and our general partner, $3.2 million of offering costs related to our initial public offering, and $1.1 million of debt issuance costs related to the Revolver. In addition, we reflected a net transfer from Valero of $45.1 million related to the cash flows for the first six months of the year associated with the assets acquired in connection with the Acquisitions.
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
Our capital expenditures were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014 (a)
Maintenance	$4,223	$8,348
Expansion	1,829	33,853
Total capital expenditures	$6,052	$42,201

(a) Prior period financial information has been retrospectively adjusted for the Acquisitions.
Our capital expenditures for the first six months of 2015 were primarily directed toward the following activities:

•	the improvement of assets at our St. Charles terminal that will extend the useful lives of the tanks;

•	the expansion of our St. Charles and Houston terminals; and

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system.
Our capital expenditures for the first six months of 2014 were primarily directed toward the following activities:

•	the expansion and improvement of assets at the St. Charles and Houston terminals;

•	the interconnection with TransCanada’s Cushing Marketlink pipeline;

•	improvements in pipeline and tank monitoring systems at our Lucas crude system;

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system; and

•	additive blending system improvements at our Memphis truck rack.
For the full year 2015, we expect our capital expenditures to be $11.6 million. Our estimate consists of $6.1 million for maintenance capital expenditures and $5.5 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
In addition to the above-mentioned capital expenditures, $7.0 million of capital projects were funded by Valero related to the Houston and St. Charles Terminal Services Business. Valero agreed to fund these projects as part of our acquisition of the Houston and St. Charles Terminal Services Business. See Note 11 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.
Contractual Obligations
As of June 30, 2015, our contractual obligations included debt and capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. In March 2015, we borrowed $200.0 million under the Revolver and $160.0 million under the Loan Agreement with Valero in connection with the Houston and St. Charles Terminal Acquisition. In addition, we entered into lease and access agreements with Valero with respect to the land on which each terminal is located. See Notes 3 and 6 of Condensed Notes to Consolidated Financial Statements for a full description of the lease and access agreements and the Revolver and Loan Agreement. There were no other material changes outside the ordinary course of business with respect to the contractual obligations during the six months ended June 30, 2015.
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
There were no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2015.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2015, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2014 was filed.

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
Debt incurred under our Revolver and our Loan Agreement bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We had debt of $200.0 million and note payable to related party of $160.0 million as of June 30, 2015.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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
Date: August 5, 2015