Form 10-Q
period 2015-09-30
VALERO ENERGY PARTNERS LP
filed 2015-11-03
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Yes ☐ No ☑
The registrant had 32,278,253 common units, 28,789,989 subordinated units, and 1,246,094 general partner units outstanding at October 30, 2015.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2015	December 31, 2014

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,563	$236,579
Receivables from related party	13,395	8,499
Prepaid expenses and other	760	727
Total current assets	64,718	245,805
Property and equipment, at cost	835,366	819,104
Accumulated depreciation	(195,160)	(174,530)
Property and equipment, net	640,206	644,574
Deferred charges and other assets, net	1,264	1,385
Total assets	$706,188	$891,764
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of debt and capital lease obligations	$1,183	$1,200
Accounts payable	5,013	4,297
Accrued liabilities	1,275	1,054
Taxes other than income taxes	1,235	765
Deferred revenue from related party	146	124
Total current liabilities	8,852	7,440
Debt and capital lease obligations, net of current portion	175,381	1,519
Note payable to related party	160,000	—
Deferred income taxes	463	830
Other long-term liabilities	1,103	1,065
Commitments and contingencies
Partners’ capital:
Common unitholders – public (17,259,651 and 17,255,208 units outstanding)	384,976	374,954
Common unitholder – Valero (13,448,089 and 11,539,989 units outstanding)	64,712	58,844
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	(87,204)	146,804
General partner – Valero (1,214,043 and 1,175,102 units outstanding)	(2,095)	4,617
Net investment	—	295,691
Total partners’ capital	360,389	880,910
Total liabilities and partners’ capital	$706,188	$891,764

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Operating revenues – related party	$62,037	$33,666	$164,168	$94,998
Costs and expenses:
Operating expenses	15,042	17,510	47,280	50,062
General and administrative expenses	3,444	3,133	10,169	9,591
Depreciation expense	10,684	7,178	25,887	19,226
Total costs and expenses	29,170	27,821	83,336	78,879
Operating income	32,867	5,845	80,832	16,119
Other income, net	29	156	166	1,315
Interest and debt expense, net of capitalized interest	(1,353)	(214)	(3,365)	(663)
Income before income taxes	31,543	5,787	77,633	16,771
Income tax expense (benefit)	115	129	(62)	436
Net income	31,428	5,658	77,695	16,335
Less: Net loss attributable to Predecessor	—	(11,885)	(9,516)	(23,890)
Net income attributable to partners	31,428	17,543	87,211	40,225
Less: General partner’s interest in net income	1,612	351	3,821	805
Limited partners’ interest in net income	$29,816	$17,192	$83,390	$39,420

Net income per limited partner unit – basic and diluted:
Common units	$0.51	$0.30	$1.43	$0.68
Subordinated units	$0.49	$0.30	$1.40	$0.68

Weighted-average limited partner units outstanding:
Common units – basic	30,698	28,790	30,279	28,790
Common units – diluted	30,698	28,791	30,279	28,791
Subordinated units – basic and diluted	28,790	28,790	28,790	28,790

Cash distribution declared per unit	$0.3075	$0.2400	$0.8775	$0.6750
____________________
(a) Financial information has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2013	$369,825	$75,998	$189,601	$6,167	$328,482	$970,073
Net income (loss):
Attributable to Predecessor (a)	—	—	—	—	(23,890)	(23,890)
Attributable to partners	11,814	7,896	19,710	805	—	40,225
Net transfers from Valero Energy Corporation (a)	—	—	—	—	65,202	65,202
Allocation of Valero Energy Corporation’s net investment in the Texas Crude Systems Business	—	22,276	55,572	2,268	(80,116)	—
Consideration paid to Valero Energy Corporation for the acquisition of the Texas Crude Systems Business	—	(42,818)	(106,822)	(4,360)	—	(154,000)
Cash distributions to unitholders	(8,142)	(5,447)	(13,589)	(555)	—	(27,733)
Distribution equivalent right payments	(2)	—	—	—	—	(2)
Unit-based compensation	51	—	—	—	—	51
Balance as of September 30, 2014 (a)	$373,546	$57,905	$144,472	$4,325	$289,678	$869,926

Balance as of December 31, 2014	$374,954	$58,844	$146,804	$4,617	$295,691	$880,910
Net income (loss):
Attributable to Predecessor	—	—	—	—	(9,516)	(9,516)
Attributable to partners	24,348	18,406	40,636	3,821	—	87,211
Net transfers from Valero Energy Corporation	—	—	—	—	9,934	9,934
Allocation of Valero Energy Corporation’s net investment in the Houston and St. Charles Terminal Services Business	—	82,330	205,396	8,383	(296,109)	—
Consideration paid to Valero Energy Corporation for the acquisition of the Houston and St. Charles Terminal Services Business	—	(186,625)	(465,592)	(19,003)	—	(671,220)
Units issued to Valero Energy Corporation in connection with the acquisition of the Houston and St. Charles Terminal Services Business	—	98,000	—	2,000	—	100,000
Noncash capital contributions from Valero Energy Corporation	—	4,493	9,620	405	—	14,518
Cash distributions to unitholders	(14,420)	(10,736)	(24,068)	(2,318)	—	(51,542)
Distribution equivalent right payments	(9)	—	—	—	—	(9)
Unit-based compensation	103	—	—	—	—	103
Balance as of September 30, 2015	$384,976	$64,712	$(87,204)	$(2,095)	$—	$360,389

(a) Financial information has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014 (a)
Cash flows from operating activities:
Net income	$77,695	$16,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,887	19,226
Deferred income tax expense (benefit)	(400)	43
Changes in current assets and current liabilities	(4,643)	(1,935)
Changes in deferred charges and credits and other operating activities, net	341	(44)
Net cash provided by operating activities	98,880	33,625
Cash flows from investing activities:
Capital expenditures	(7,246)	(54,800)
Acquisitions from Valero Energy Corporation	(296,109)	(80,116)
Proceeds from dispositions of property and equipment	70	33
Net cash used in investing activities	(303,285)	(134,883)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—
Repayment of debt	(25,000)	—
Proceeds from note payable to related party	160,000	—
Payments of capital lease obligations	(884)	(772)
Offering costs	—	(3,223)
Debt issuance costs	—	(1,071)
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	(275,111)	(73,884)
Cash distributions to unitholders and distribution equivalent right payments	(51,551)	(27,735)
Net transfers from Valero Energy Corporation	10,935	63,659
Net cash provided by (used in) financing activities	18,389	(43,026)
Net decrease in cash and cash equivalents	(186,016)	(144,284)
Cash and cash equivalents at beginning of period	236,579	375,118
Cash and cash equivalents at end of period	$50,563	$230,834
____________________
(a) Financial information has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business. See Notes 1 and 3.

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
References in this report to “Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
We acquired the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business (the Houston and St. Charles Terminals Acquisition) from Valero (collectively, the Acquisitions) on July 1, 2014 and March 1, 2015, respectively. See Note 3 for further discussion of the Houston and St. Charles Terminals Acquisition. As of September 30, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of Valero’s refineries.
On October 1, 2015, we acquired the Corpus Christi Terminal Services Business from Valero as further described in Note 3.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero.
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership as well as our Predecessor (defined below). All intercompany accounts and transactions have been eliminated.
The Acquisitions were accounted for as transfers of businesses between entities under common control. As entities under the common control of Valero, we recorded the Acquisitions on our balance sheet at Valero’s carrying value rather than fair value. Transfers between entities under common control are accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to furnish comparative information. Accordingly, the Partnership’s financial statements and related notes have been retrospectively adjusted to include the historical results of the Acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to the historical results of the Acquisitions prior to their respective acquisition dates as those of our “Predecessor.”
The combined financial statements of our Predecessor were derived from the consolidated financial statements and accounting records of Valero and reflect the combined historical financial position, results of operations, and cash flows of our Predecessor as if the Acquisitions had been combined for periods prior to the effective date of each acquisition.
There were no transactions between the operations of our Predecessor; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition,

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our Predecessor’s statements of income include direct charges for the management and operation of our assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the Acquisitions, our Predecessor transferred cash to Valero daily and Valero funded our Predecessor’s operating and investing activities as needed. Therefore, transfers of cash to and from Valero’s cash management system are reflected as a component of net investment and are reflected as a financing activity in our statements of cash flows. In addition, interest income was not included on the net cash transfers to Valero.
The financial information presented for the periods after the effective dates of the Acquisitions represents the consolidated financial position, results of operations, and cash flows of the Partnership.
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2015 and 2014 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements of the Partnership included in our current report on Form 8-K filed with the Securities and Exchange Commission (SEC) on September 24, 2015, which reflect retrospective adjustments to the Partnership’s 2014 Form 10-K filed with the SEC on February 27, 2015 for the historical results of operations and financial position of the Houston and St. Charles Terminals Acquisition.

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
New Accounting Pronouncements
In May 2014, the Accounting Standards Codification (ASC) was amended and a new accounting standard, ASC Topic 606, “Revenue from Contracts with Customers,” was issued to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the effective date of the new standard was deferred by one year. As a result, the standard is

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient, as allowed by the standard, or retrospectively with a cumulative-effect adjustment to partners’ capital as of the date of initial application. Early adoption is permitted, but not before the original effective date, which was for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.
In February 2015, the provisions of ASC Topic 810, “Consolidation,” were amended to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to partners’ capital as of the beginning of the first year restated. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations.
In April 2015, the provisions of ASC Subtopic 835-30, “Interest–Imputation of Interest,” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. In August 2015, these provisions were further amended with guidance from the SEC staff that they would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations.
Also in April 2015, the provisions of ASC Topic 260, “Earnings Per Share,” were amended to provide guidance on how master limited partnerships apply the two-class method of calculating earnings per unit for historical periods when they receive net assets in a dropdown transaction that is accounted for as a transaction between entities under common control as required under Subtopic 805-50, “Business Combinations–Related Issues.” The amendments specify that for purposes of calculating earnings per unit under the two-class method for periods before the date of a dropdown transaction, earnings or losses of a transferred business should be allocated entirely to the general partner. Qualitative disclosures are also required to describe how the rights to earnings or losses differ before and after the dropdown transaction for purposes of computing earnings per unit under the two-class method. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted, and should be applied retrospectively for all financial statements presented. We have historically calculated our net income per unit after a dropdown transaction as prescribed by these

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provisions; therefore, the adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations, but will result in additional disclosures.
In September 2015, the provisions of ASC Topic 805, “Business Combinations,” were amended to simplify the accounting and reporting of adjustments made to provisional amounts recognized in a business combination. The amendment requires that an acquirer (i) record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (ii) present separately on the statement of income or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, and should be applied prospectively to adjustments made to provisional amounts that occur after the effective date. Earlier application is permitted for financial statements that have not yet been issued. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations; however, it may result in changes to the manner in which adjustments to provisional amounts recognized in a future business combination, if any, are presented in our financial statements.

3.	ACQUISITIONS
Houston and St. Charles Terminals Acquisition
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
In connection with the acquisition, we entered into various agreements with Valero related to the acquisition agreement, including amended and restated schedules to our omnibus agreement, an amended and restated services and secondment agreement, lease agreements, and additional schedules to our commercial agreements. See Note 4 for a summary of the terms of these agreements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of the Houston and St. Charles Terminal Services Business after the effective date of the acquisition are included in “Valero Energy Partners LP,” and the results of operations prior to the effective date of the acquisition are included in “Houston and St. Charles Terminal Services Business.” The following table presents our consolidated statement of income for the nine months ended September 30, 2015 as though the acquisition had occurred at the beginning of the period (in thousands):

	Nine Months Ended September 30, 2015
	Valero Energy Partners LP	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$164,168	$—	$164,168
Costs and expenses:
Operating expenses	40,085	7,195	47,280
General and administrative expenses	10,122	47	10,169
Depreciation expense	23,613	2,274	25,887
Total costs and expenses	73,820	9,516	83,336
Operating income (loss)	90,348	(9,516)	80,832
Other income, net	166	—	166
Interest and debt expense, net of capitalized interest	(3,365)	—	(3,365)
Income (loss) before income taxes	87,149	(9,516)	77,633
Income tax benefit	(62)	—	(62)
Net income (loss)	87,211	(9,516)	77,695
Less: Net loss attributable to Predecessor	—	(9,516)	(9,516)
Net income attributable to partners	$87,211	$—	$87,211

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported consolidated statement of income for the three months ended September 30, 2014 retrospectively adjusted for the acquisition (in thousands):

	Three Months Ended September 30, 2014
	Valero Energy Partners LP (Previously Reported)	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$33,666	$—	$33,666
Costs and expenses:
Operating expenses	8,553	8,957	17,510
General and administrative expenses	3,065	68	3,133
Depreciation expense	4,318	2,860	7,178
Total costs and expenses	15,936	11,885	27,821
Operating income (loss)	17,730	(11,885)	5,845
Other income, net	156	—	156
Interest and debt expense, net of capitalized interest	(214)	—	(214)
Income (loss) before income taxes	17,672	(11,885)	5,787
Income tax expense	129	—	129
Net income (loss)	17,543	(11,885)	5,658
Less: Net loss attributable to Predecessor	—	(11,885)	(11,885)
Net income attributable to partners	$17,543	$—	$17,543

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported consolidated statement of income for the nine months ended September 30, 2014 retrospectively adjusted for the acquisition (in thousands):

	Nine Months Ended September 30, 2014
	Valero Energy Partners LP (Previously Reported)	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$94,998	$—	$94,998
Costs and expenses:
Operating expenses	24,027	26,035	50,062
General and administrative expenses	9,392	199	9,591
Depreciation expense	12,087	7,139	19,226
Total costs and expenses	45,506	33,373	78,879
Operating income (loss)	49,492	(33,373)	16,119
Other income, net	1,315	—	1,315
Interest and debt expense, net of capitalized interest	(663)	—	(663)
Income (loss) before income taxes	50,144	(33,373)	16,771
Income tax expense	436	—	436
Net income (loss)	49,708	(33,373)	16,335
Less: Net income (loss) attributable to Predecessor	9,483	(33,373)	(23,890)
Net income attributable to partners	$40,225	$—	$40,225

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cash flows of the Houston and St. Charles Terminal Services Business after the effective date of the acquisition are included in “Valero Energy Partners LP,” and the cash flows prior to the effective date of the acquisition are included in “Houston and St. Charles Terminal Services Business.” The following table presents our consolidated statement of cash flows for the nine months ended September 30, 2015 as though the acquisition had occurred at the beginning of the period (in thousands):

	Nine Months Ended September 30, 2015
	Valero Energy Partners LP	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$87,211	$(9,516)	$77,695
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	23,613	2,274	25,887
Deferred income tax benefit	(400)	—	(400)
Changes in current assets and current liabilities	(4,643)	—	(4,643)
Changes in deferred charges and credits and other operating activities, net	341	—	341
Net cash provided by (used in) operating activities	106,122	(7,242)	98,880
Cash flows from investing activities:
Capital expenditures	(3,553)	(3,693)	(7,246)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—	(296,109)
Proceeds from dispositions of property and equipment	70	—	70
Net cash used in investing activities	(299,592)	(3,693)	(303,285)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—	200,000
Repayment of debt	(25,000)	—	(25,000)
Proceeds from note payable to related party	160,000	—	160,000
Payments of capital lease obligations	(884)	—	(884)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(51,551)	—	(51,551)
Net transfers from Valero Energy Corporation	—	10,935	10,935
Net cash provided by financing activities	7,454	10,935	18,389
Net decrease in cash and cash equivalents	(186,016)	—	(186,016)
Cash and cash equivalents at beginning of period	236,579	—	236,579
Cash and cash equivalents at end of period	$50,563	$—	$50,563

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported consolidated statement of cash flows for the nine months ended September 30, 2014 retrospectively adjusted for the acquisition (in thousands):

	Nine Months Ended September 30, 2014
	Valero Energy Partners LP (Previously Reported)	Houston and St. Charles Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$49,708	$(33,373)	$16,335
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	12,087	7,139	19,226
Deferred income tax expense	43	—	43
Changes in current assets and current liabilities	(1,935)	—	(1,935)
Changes in deferred charges and credits and other operating activities, net	(44)	—	(44)
Net cash provided by (used in) operating activities	59,859	(26,234)	33,625
Cash flows from investing activities:
Capital expenditures	(7,282)	(47,518)	(54,800)
Acquisition of the Texas Crude Systems Business from Valero Energy Corporation	(80,116)	—	(80,116)
Proceeds from dispositions of property and equipment	33	—	33
Net cash used in investing activities	(87,365)	(47,518)	(134,883)
Cash flows from financing activities:
Payments of capital lease obligations	(772)	—	(772)
Offering costs	(3,223)	—	(3,223)
Debt issuance costs	(1,071)	—	(1,071)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Texas Crude Systems Business	(73,884)	—	(73,884)
Cash distributions to unitholders and distribution equivalent right payments	(27,735)	—	(27,735)
Net transfers from (to) Valero Energy Corporation	(10,093)	73,752	63,659
Net cash provided by (used in) financing activities	(116,778)	73,752	(43,026)
Net decrease in cash and cash equivalents	(144,284)	—	(144,284)
Cash and cash equivalents at beginning of period	375,118	—	375,118
Cash and cash equivalents at end of period	$230,834	$—	$230,834

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of the Corpus Christi Terminal Services Business
Effective October 1, 2015, we acquired Valero’s Corpus Christi East Terminal and Corpus Christi West Terminal (collectively, the Corpus Christi Terminal Services Business) for total consideration of $465.0 million, which consisted of (i) a cash distribution of $395.0 million and (ii) the issuance of 1,570,513 common units and 32,051 general partner units having an aggregate value of $70.0 million. We funded the cash distribution to Valero with proceeds from a subordinated credit agreement we entered into with Valero. The Corpus Christi Terminal Services Business is engaged in the business of terminaling crude oil, intermediates, and refined petroleum products at terminals in Corpus Christi, Texas and supports Valero’s Corpus Christi East and West Refineries. We also entered into various agreements with Valero effective with the acquisition, including amended and restated schedules to our amended and restated omnibus agreement, amended and restated exhibits to our amended services and secondment agreement, additional schedules to our commercial agreements with respect to the related logistics assets, and lease agreements.

4.	RELATED-PARTY TRANSACTIONS
Agreements Effective with the Houston and St. Charles Terminals Acquisition
The following agreements became effective on March 1, 2015, the date of the Houston and St. Charles Terminals Acquisition.
Commercial Agreements
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

•
our payment of an annual administrative fee was increased from $9.2 million to $10.4 million per year, which amount is prorated for the remainder of 2015 based on the number of days from March 1, 2015 to December 31, 2015; and

•	the grant to Valero of a right of first refusal with respect to the Houston terminal and the St. Charles terminal.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amended and Restated Services and Secondment Agreement
Our general partner entered into an amended and restated services and secondment agreement with Valero to provide for the additional secondment of employees to our general partner for the provision of services with respect to the assets acquired in the Houston and St. Charles Terminals Acquisition.
Lease and Access Agreements
We entered into two lease and access agreements with Valero with respect to the land on which each terminal is located. Each agreement has an initial term through March 1, 2025 with four automatic successive renewal periods of five years each, provided that the final renewal period for the St. Charles terminal agreement will end on December 31, 2044. Either party may terminate the lease after the initial term by providing written notice. Initially, our base rent under the Houston and St. Charles terminal agreements totals $6.4 million per year and each agreement is subject to annual inflation escalators.
Subordinated Credit Agreement
We entered into a subordinated credit agreement with Valero as further described in Note 6.
Summary of Related-Party Transactions
Receivables from related party consist of the following (in thousands):

	September 30, 2015	December 31, 2014

Trade receivables – related party	$19,058	$10,515
Due to related party	(5,663)	(2,016)
Receivables from related party	$13,395	$8,499
Deferred revenue from related party represents the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements.
The following table reflects significant transactions with Valero (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Operating revenues – related party	$62,037	$33,666	$164,168	$94,998
Operating expenses	7,437	6,542	21,247	18,559
General and administrative expenses	2,648	2,481	7,808	7,666

(a) Financial information has been retrospectively adjusted for the Houston and St. Charles Terminals Acquisition.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs associated with Valero’s benefit plans were included in the costs allocated to our Predecessor. Our share of costs associated with pension and postretirement and defined contribution plans was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Pension and postretirement costs	$—	$3	$2	$78
Defined contribution plan costs	—	2	2	68

(a) Financial information has been retrospectively adjusted for the Houston and St. Charles Terminals Acquisition.

Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of our receivables were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.
Leases
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and to adjust terminaling and storage fees to reflect changes in price indices. Revenues from all lease agreements are recorded within “operating revenues – related party” in our consolidated statements of income. Contingent lease revenues from all lease agreements totaled $5.5 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $13.3 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

Remainder of 2015	$32,219
2016	127,824
2017	127,824
2018	127,824
2019	127,824
Thereafter	637,196
Total minimum rental payments	$1,180,711

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	September 30, 2015
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$228,574	$46,541	$275,115
Terminals and related assets	110,506	420,715	531,221
Other	9,295	—	9,295
Land	4,672	—	4,672
Construction-in-progress	15,063	—	15,063
Property and equipment, at cost	368,110	467,256	835,366
Accumulated depreciation	(115,611)	(79,549)	(195,160)
Property and equipment, net	$252,499	$387,707	$640,206

	December 31, 2014
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$227,780	$45,695	$273,475
Terminals and related assets	432,047	72,326	504,373
Other	9,439	—	9,439
Land	4,672	—	4,672
Construction-in-progress	27,145	—	27,145
Property and equipment, at cost	701,083	118,021	819,104
Accumulated depreciation	(155,511)	(19,019)	(174,530)
Property and equipment, net	$545,572	$99,002	$644,574

(a) Represents assets owned by us for which we are the lessor (see Note 4). Substantially all of the assets acquired in the Houston and St. Charles Terminals Acquisition were reflected as assets under operating leases on March 1, 2015.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Houston and St. Charles Terminals Acquisition as described in Note 3, we borrowed $200.0 million under the Revolver on March 2, 2015. This borrowing bears interest at a variable rate, which was 1.5 percent as of September 30, 2015. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date. On July 1, 2015, we repaid $25.0 million on the Revolver. As of September 30, 2015, we had $175.0 million of borrowings and no letters of credit outstanding under the Revolver. As of December 31, 2014, we had no borrowings and no letters of credit outstanding under the Revolver. As of September 30, 2015 and December 31, 2014, we were in compliance with the Revolver’s restrictive covenants.
Subordinated Credit Agreement
On March 2, 2015, we entered into a subordinated credit agreement with Valero (the Loan Agreement) under which we borrowed $160.0 million (the loan) to finance a portion of the Houston and St. Charles Terminals Acquisition as described in Note 3. The loan matures on March 1, 2020 and may be prepaid at any time without penalty; we are not permitted to reborrow amounts. The loan bears interest at the LIBO Rate (as defined in the Loan Agreement) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreement) and on the maturity date. As of September 30, 2015, the interest rate was 1.447 percent.
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
As of September 30, 2015, we had $160.0 million outstanding under the Loan Agreement and we were in compliance with the ratio of consolidated total debt to consolidated EBITDA.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalized Interest
Capitalized interest was approximately $6,000 and $12,000 for the three and nine months ended September 30, 2015, respectively. We had no capitalized interest for the three and nine months ended September 30, 2014.

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
As of September 30, 2015, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

Remainder of 2015	$1,609
2016	6,487
2017	6,486
2018	6,472
2019	6,443
Thereafter	33,753
Total minimum rental payments	$61,250

Rental expense for all operating leases was $1.7 million and $4.2 million for the three and nine months ended September 30, 2015, respectively. Rental expense for all operating leases was $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, as retrospectively adjusted for the Houston and St. Charles Terminals Acquisition.
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
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
September 30, 2015	$0.3075	$20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014

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

The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General partner’s distributions:
General partner’s distributions	$404	$282	$1,118	$793
General partner’s incentive distribution rights (IDRs)	982	—	2,076	—
Total general partner’s distributions	1,386	282	3,194	793
Limited partners’ distributions:
Common – public	5,305	4,139	15,137	11,643
Common – Valero	4,618	2,770	12,284	7,790
Subordinated – Valero	8,853	6,909	25,263	19,433
Total limited partners’ distributions	18,776	13,818	52,684	38,866
DERs	2	2	8	4
Total cash distributions, including DERs	$20,164	$14,102	$55,886	$39,663

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and nine months ended September 30, 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three and nine months ended September 30, 2015.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended September 30, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$404	$9,923	$8,853	$—	$19,180
General partner’s IDRs	982	—	—	—	982
DERs	—	—	—	2	2
Distributions and DERs declared	1,386	9,923	8,853	2	20,164
Undistributed earnings	226	5,691	5,345	2	11,264
Net income available to limited partners – basic and diluted	$1,612	$15,614	$14,198	$4	$31,428

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		30,698	28,790

Net income per limited partner unit – basic and diluted		$0.51	$0.49

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2014
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions	$282	$6,909	$6,909	$—	$14,100
DERs	—	—	—	2	2
Distributions and DERs declared	282	6,909	6,909	2	14,102
Undistributed earnings	69	1,683	1,687	2	3,441
Net income available to limited partners – basic	$351	8,592	8,596	$4	$17,543
Add: DERs		4	—
Net income available to limited partners – diluted		$8,596	$8,596

Net income per limited partner unit – basic:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit – basic		$0.30	$0.30

Net income per limited partner unit – diluted:
Weighted-average units outstanding		28,790	28,790
Common equivalent units for restricted units		1	—
Weighted-average units outstanding – diluted		28,791	28,790

Net income per limited partner unit – diluted		$0.30	$0.30

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,118	$27,421	$25,263	$—	$53,802
General partner’s IDRs	2,076	—	—	—	2,076
DERs	—	—	—	8	8
Distributions and DERs declared	3,194	27,421	25,263	8	55,886
Undistributed earnings	627	15,733	14,960	5	31,325
Net income available to limited partners – basic and diluted	$3,821	$43,154	$40,223	$13	$87,211

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		30,279	28,790

Net income per limited partner unit – basic and diluted		$1.43	$1.40

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2014
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions	$793	$19,433	$19,433	$—	$39,659
DERs	—	—	—	4	4
Distributions and DERs declared	793	19,433	19,433	4	39,663
Undistributed earnings	12	273	277	—	562
Net income available to limited partners – basic	$805	19,706	19,710	$4	$40,225
Add: DERs		4	—
Net income available to limited partners – diluted		$19,710	$19,710

Net income per limited partner unit – basic:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit – basic		$0.68	$0.68

Net income per limited partner unit –diluted:
Weighted-average units outstanding		28,790	28,790
Common equivalent units for restricted units		1	—
Weighted-average units outstanding – diluted		28,791	28,790

Net income per limited partner unit – diluted		$0.68	$0.68

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	UNIT ACTIVITY
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2013	17,250,000	11,539,989	28,789,989	1,175,102	58,755,080
Unit-based compensation	5,208	—	—	—	5,208
Balance as of September 30, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288

Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with the acquisition of the Houston and St. Charles Terminal Services Business (see Note 3)	—	1,908,100	—	38,941	1,947,041
Balance as of September 30, 2015	17,259,651	13,448,089	28,789,989	1,214,043	60,711,772

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Decrease (increase) in current assets:
Receivables from related party	$(6,354)	$2,955
Prepaid expenses and other	(33)	(1,462)
Increase (decrease) in current liabilities:
Accounts payable	1,031	(4,408)
Accrued liabilities	221	686
Taxes other than income taxes	470	65
Deferred revenue from related party	22	229
Changes in current assets and current liabilities	$(4,643)	$(1,935)
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We attributed $80.1 million of the total $154.0 million cash consideration paid for the acquisition of the Texas Crude Systems Business to the historical carrying value of this acquisition (an investing cash outflow). The remaining $73.9 million of cash consideration paid represents the excess purchase price paid over carrying value of this acquisition (a financing cash outflow).
We attributed $296.1 million of the total $571.2 million cash consideration paid for the Houston and St. Charles Terminals Acquisition to the historical carrying value of this acquisition (an investing cash outflow). The remaining $275.1 million of cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).
There were no significant noncash investing activities for the nine months ended September 30, 2015. Noncash financing activities for the nine months ended September 30, 2015 included:

•
a capital contribution of $14.5 million for projects that were funded by Valero related primarily to the Houston and St. Charles terminals. Valero agreed to fund these projects as part of the Houston and St. Charles Terminals Acquisition, and

•
the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million in connection with the Houston and St. Charles Terminals Acquisition described in Note 3.

There were no significant noncash investing or financing activities for the nine months ended September 30, 2014.
The following is a reconciliation of the amounts presented as net transfers from Valero on our statements of partners’ capital and statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014 (a)
Net transfers from Valero per statement of partners’ capital	$9,934	$65,202
Less: Noncash transfers from (to) Valero	(1,001)	1,543
Net transfers from Valero per statement of cash flows	$10,935	$63,659

(a) Financial information has been retrospectively adjusted for the Houston and St. Charles Terminals Acquisition.
Noncash transfers from (to) Valero primarily represent the change in amounts accrued by our Predecessor for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014 (a)
Interest paid	$2,952	$686
Income taxes paid	441	74

(a) Financial information has been retrospectively adjusted for the Houston and St. Charles Terminals Acquisition.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report to “Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
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
Any one of these factors, or a combination of these factors, could materially affect our future results of operations and affect whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required by the securities laws to do so.
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
OVERVIEW
We are a fee-based master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of September 30, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of seven of Valero’s refineries.
We acquired the Texas Crude Systems Business from Valero on July 1, 2014 for total cash consideration of $154.0 million and began receiving fees for services provided by this business commencing on July 1, 2014. We acquired the Houston and St. Charles Terminal Services Business from Valero on March 1, 2015 for total consideration of $671.2 million, as further described in Note 3 of Condensed Notes to Consolidated Financial Statements, and began receiving fees for services provided by this business commencing on March 1, 2015. These acquisitions were each accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, the Partnership’s financial statements have been retrospectively adjusted to include the historical results of the acquired businesses for all periods presented prior to the effective dates of each acquisition. We refer to the historical results of the acquired businesses prior to their respective acquisition dates as those of our “Predecessor.” See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation.
Operating revenues include amounts attributable to our Predecessor. Prior to being acquired by us, the Texas Crude Systems Business generated revenues by providing fee-based transportation and terminaling services to Valero, but the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues. Effective with the date of each acquisition, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses. This resulted in changes to pipeline and terminaling throughput fees previously charged to Valero, as well as new charges for terminaling services. Because of these new agreements, our future results of operations may not be comparable to our historical results of operations.
For the third quarter of 2015, we reported net income and net income attributable to partners of $31.4 million and net income per limited partner common unit of $0.51. This compares to net income of $5.7 million, net income attributable to partners of $17.5 million, and net income per limited partner common unit of $0.30 for the third quarter of 2014.

•
The increase in net income of $25.8 million in the third quarter of 2015 compared to the third quarter of 2014 was due primarily to $27.9 million of revenues generated by our Houston and St. Charles terminals during the third quarter of 2015. As discussed above, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues prior to our acquisition of that business on March 1, 2015.

•
Net income attributable to partners represents our results of operations and only includes those of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $13.9 million in the third quarter of 2015 compared to the third quarter of 2014 was due primarily to the results of operations of the Houston and St. Charles terminals during the third quarter of 2015.

For the first nine months of 2015, we reported net income of $77.7 million, net income attributable to partners of $87.2 million, and net income per limited partner common unit of $1.43. This compares to net income of $16.3 million, net income attributable to partners of $40.2 million, and net income per limited partner common unit of $0.68 for the first nine months of 2014.

•
The increase in net income of $61.4 million in the first nine months of 2015 compared to the first nine months of 2014 was due primarily to $64.8 million of revenues generated by our Houston and St. Charles terminals from the date of their acquisition (March 1, 2015) through September 30, 2015. As discussed above, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues prior to our acquisition of that business on March 1, 2015.

•
As previously discussed, net income attributable to partners represents our results of operations and only includes those of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $47.0 million in the first nine months of 2015 compared to the first nine months of 2014 was due primarily to the 2015 period reflecting the results of operations of the Texas Crude Systems Business for the first nine months of 2015 and the Houston and St. Charles terminals from March 1, 2015 through September 30, 2015.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
Effective October 1, 2015, we acquired Valero’s Corpus Christi East Terminal and Corpus Christi West Terminal (collectively, the Corpus Christi Terminal Services Business) for total consideration of $465.0 million, as further described in Note 3 of Condensed Notes to Consolidated Financial Statements. The Corpus Christi Terminal Services Business is engaged in the business of terminaling crude oil, intermediates, and refined petroleum products at terminals in Corpus Christi, Texas. The Corpus Christi Terminal Services Business consists of:

•
Corpus Christi East Terminal. The Corpus Christi East terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Corpus Christi East Refinery. The terminal is located on the Corpus Christi ship channel and has storage tanks with 6.3 million barrels of storage capacity.

•
Corpus Christi West Terminal. The Corpus Christi West terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Corpus Christi West Refinery. The terminal is located on the Corpus Christi ship channel and has storage tanks with 3.8 million barrels of storage capacity.

OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals on behalf of Valero. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. We expect that Valero will ship volumes in excess of its total minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its total minimum throughput commitments at our terminals for the fourth quarter of 2015.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The results of operations, operating highlights, and capital expenditures data have been retrospectively adjusted to include the historical results of operations of the Houston and St. Charles Terminal Services Business for periods presented prior to March 1, 2015. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,
	2015	2014	Change
Operating revenues – related party	$62,037	$33,666	$28,371
Costs and expenses:
Operating expenses	15,042	17,510	(2,468)
General and administrative expenses	3,444	3,133	311
Depreciation expense	10,684	7,178	3,506
Total costs and expenses	29,170	27,821	1,349
Operating income	32,867	5,845	27,022
Other income, net	29	156	(127)
Interest and debt expense, net of capitalized interest	(1,353)	(214)	(1,139)
Income before income taxes	31,543	5,787	25,756
Income tax expense	115	129	(14)
Net income	31,428	5,658	25,770
Less: Net loss attributable to Predecessor	—	(11,885)	11,885
Net income attributable to partners	31,428	17,543	13,885
Less: General partner’s interest in net income	1,612	351	1,261
Limited partners’ interest in net income	$29,816	$17,192	$12,624

Net income per limited partner unit – basic and diluted:
Common units	$0.51	$0.30
Subordinated units	$0.49	$0.30

Weighted-average limited partner units outstanding:
Common units – basic	30,698	28,790
Common units – diluted	30,698	28,791
Subordinated units – basic and diluted	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended September 30,
	2015	2014	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$21,322	$20,602	$720
Pipeline transportation throughput (BPD) (a)	960,410	955,285	5,125
Average pipeline transportation revenue per barrel (b)	$0.24	$0.23	$0.01

Terminaling:
Terminaling revenues	$40,580	$12,827	$27,753
Terminaling throughput (BPD)	1,335,659	479,923	855,736
Average terminaling revenue per barrel (b)	$0.33	$0.29	$0.04

Storage revenues	$135	$237	$(102)

Total operating revenues – related party	$62,037	$33,666	$28,371

Capital expenditures:
Maintenance	$326	$3,870	$(3,544)
Expansion	868	8,729	(7,861)
Total capital expenditures	1,194	12,599	(11,405)
Less: Capital expenditures attributable to Predecessor	—	9,574	(9,574)
Capital expenditures attributable to Partnership	$1,194	$3,025	$(1,831)

Other financial information:
Distribution declared per unit	$0.3075	$0.2400

Distribution declared:
Limited partner units – public	$5,307	$4,141
Limited partner units – Valero	13,471	9,679
General partner units – Valero	1,386	282
Total distribution declared	$20,164	$14,102
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $28.4 million, or 84 percent, for the third quarter of 2015 compared to the third quarter of 2014. The increase was due primarily to $27.9 million of revenues generated by the Houston and St. Charles terminals during the third quarter of 2015. Prior to being acquired by us on March 1, 2015, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and therefore did not generate revenues. Effective March 1, 2015, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired business and began generating revenues with respect to these assets.
Operating expenses decreased $2.5 million, or 14 percent, for the third quarter of 2015 compared to the third quarter of 2014 due primarily to a decrease in maintenance expense of $2.9 million mainly at our St. Charles terminal and our Lucas crude system. The decrease in maintenance expense was partially offset by an increase in insurance expense of $596,000 as a result of the acquired assets being covered under our own insurance policies. Prior to the acquisition, our Predecessor was allocated a portion of Valero’s insurance costs.
General and administrative expenses increased $311,000, or 10 percent, for the third quarter of 2015 compared to the third quarter of 2014 due primarily to higher transaction costs (legal and investment advisor fees) of $274,000 associated with the acquisition of businesses from Valero. In the third quarter of 2015, we incurred transaction costs of $423,000 in connection with the October 1, 2015 acquisition of the Corpus Christi Terminal Services Business. In the third quarter of 2014, we incurred $149,000 in transaction costs in connection with the July 1, 2014 acquisition of the Texas Crude Systems Business.
Depreciation expense increased $3.5 million, or 49 percent, for the third quarter of 2015 compared to the third quarter of 2014 due primarily to $2.8 million in accelerated depreciation related to the retirement of certain assets in the McKee Crude System during the third quarter of 2015.
“Other income, net” decreased $127,000, or 81 percent, for the third quarter of 2015 compared to the third quarter of 2014 due to a decrease in interest income (net of bank fees) attributable to a reduced cash balance during the third quarter of 2015.
“Interest and debt expense, net of capitalized interest” increased $1.1 million for the third quarter of 2015 compared to the third quarter of 2014 due primarily to interest expense incurred on borrowings under our revolving credit facility and the subordinated credit agreement with Valero as discussed above under “OVERVIEW.” Interest expense on this indebtedness was $1.2 million for the third quarter of 2015.
Our income tax expense is associated with the Texas margin tax. In June 2015, the Texas margin tax rate was reduced from 1 percent to 0.75 percent. The impact of this rate reduction resulted in a lower tax expense for the third quarter of 2015 as compared to the third quarter of 2014.

Results of Operations
(in thousands, except per unit amounts)

	Nine Months Ended September 30,
	2015	2014	Change
Operating revenues – related party	$164,168	$94,998	$69,170
Costs and expenses:
Operating expenses	47,280	50,062	(2,782)
General and administrative expenses	10,169	9,591	578
Depreciation expense	25,887	19,226	6,661
Total costs and expenses	83,336	78,879	4,457
Operating income	80,832	16,119	64,713
Other income, net	166	1,315	(1,149)
Interest and debt expense, net of capitalized interest	(3,365)	(663)	(2,702)
Income before income taxes	77,633	16,771	60,862
Income tax expense (benefit)	(62)	436	(498)
Net income	77,695	16,335	61,360
Less: Net loss attributable to Predecessor	(9,516)	(23,890)	14,374
Net income attributable to partners	87,211	40,225	46,986
Less: General partner’s interest in net income	3,821	805	3,016
Limited partners’ interest in net income	$83,390	$39,420	$43,970

Net income per limited partner unit – basic and diluted:
Common units	$1.43	$0.68
Subordinated units	$1.40	$0.68

Weighted-average limited partner units outstanding:
Common units – basic	30,279	28,790
Common units – diluted	30,279	28,791
Subordinated units – basic and diluted	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Nine Months Ended September 30,
	2015	2014	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$61,164	$51,842	$9,322
Pipeline transportation throughput (BPD) (a)	964,380	879,192	85,188
Average pipeline transportation revenue per barrel (b)	$0.23	$0.22	$0.01

Terminaling:
Terminaling revenues	$102,599	$42,343	$60,256
Terminaling throughput (BPD)	1,176,216	560,139	616,077
Average terminaling revenue per barrel (b)	$0.32	$0.28	$0.04

Storage revenues	$405	$813	$(408)

Total operating revenues – related party	$164,168	$94,998	$69,170

Capital expenditures:
Maintenance	$4,549	$12,218	$(7,669)
Expansion	2,697	42,582	(39,885)
Total capital expenditures	7,246	54,800	(47,554)
Less: Capital expenditures attributable to Predecessor	3,693	48,551	(44,858)
Capital expenditures attributable to Partnership	$3,553	$6,249	$(2,696)

Other financial information:
Distribution declared per unit	$0.8775	$0.6750

Distribution declared:
Limited partner units – public	$15,145	$11,647
Limited partner units – Valero	37,547	27,223
General partner units – Valero	3,194	793
Total distribution declared	$55,886	$39,663
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $69.2 million, or 73 percent, for the first nine months of 2015 compared to the first nine months of 2014. The increase was due primarily to:

•
Revenues of $64.8 million generated by the Houston and St. Charles terminals for the period from the date of their acquisition (March 1, 2015) through September 30, 2015. Prior to being acquired by us, the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and did not generate revenues. Effective with the acquisition date, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired business and began generating revenues with respect to these assets.

•
An increase of $3.4 million at our Memphis logistics system as a result of higher throughput volumes due to increased production at Valero’s Memphis Refinery. During the first nine months of 2014, refinery throughput volumes were lower as a result of harsh winter weather conditions and a planned turnaround.

•	An increase of $1.2 million at our Port Arthur logistics system driven by higher utilization of our Port Arthur products system.
Operating expenses decreased $2.8 million, or 6 percent, for the first nine months of 2015 compared to the first nine months of 2014 due primarily to a decrease in maintenance expense of $5.2 million mainly at our St. Charles and Houston terminals and our Lucas crude system. The decrease in maintenance expense was partially offset by an increase in insurance expense of $1.7 million as a result of the acquired assets being covered under our own insurance policies. Prior to the acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs. Additionally, salaries, wages, and benefits for seconded employees increased by $686,000 during the first nine months of 2015 due to the annual merit increase and higher incentive compensation.
General and administrative expenses increased $578,000, or 6 percent, for the first nine months of 2015 compared to the first nine months of 2014 due primarily to higher transaction costs (legal and investment advisor fees) of $512,000 associated with the acquisition of businesses from Valero. In 2015, we incurred transaction costs of $546,000 in connection with the March 1, 2015 acquisition of the Houston and St. Charles Terminal Services Business and $423,000 in connection with the October 1, 2015 acquisition of the Corpus Christi Terminal Services Business. In 2014, we incurred $457,000 in connection with the July 1, 2014 acquisition of the Texas Crude Systems Business.
Depreciation expense increased $6.7 million, or 35 percent, for the first nine months of 2015 compared to the first nine months of 2014 due to $2.8 million in accelerated depreciation related to the retirement of certain assets in the McKee Crude System in 2015, as well as depreciation expense associated with assets placed into service in the latter part of 2014, including the expansion of our St. Charles and Houston terminals and Three Rivers crude system and the interconnection with TransCanada’s Cushing Marketlink pipeline at our Lucas crude system.
“Other income, net” decreased $1.1 million, or 87 percent, for the first nine months of 2015 compared to the first nine months of 2014 due partially to a decrease in interest income (net of bank fees) of $545,000 attributable to a reduced cash balance during the first nine months of 2015. In addition, scrap metal sales decreased $409,000 and right-of-way fees decreased $141,000.
“Interest and debt expense, net of capitalized interest” increased $2.7 million for the first nine months of 2015 compared to the first nine months of 2014 due primarily to interest expense incurred on borrowings under our revolving credit facility and the subordinated credit agreement with Valero associated with our acquisition of the Houston and St. Charles Terminal Services Business on March 1, 2015. See Notes 3 and 6

of Condensed Notes to Consolidated Financial Statements. Interest expense on this indebtedness was $3.0 million for the first nine months of 2015.
Our income tax expense (benefit) is associated with the Texas margin tax. During the first nine months of 2015, we reduced our deferred income tax liabilities due to a reduction in the relative amount of revenue we generate in Texas compared to our total revenue. This reduction was a result of the acquisition of the Houston and St. Charles Terminal Services Business (which includes operations in Louisiana). In addition, in June 2015, the Texas margin tax rate was reduced from 1 percent to 0.75 percent.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.
Distributions
On October 15, 2015, the board of directors of our general partner declared a distribution of $0.3075 per unit applicable to the third quarter of 2015, which equates to $20.2 million in total distributions to unitholders of record as of November 2, 2015. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
September 30, 2015	$0.3075	$20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014

(a) This quarterly distribution reflects the pro rata portion of the minimum quarterly distribution rate of $0.2125 for the partial quarter beginning December 16, 2013 and ending December 31, 2013.

Revolving Credit Facility
We have a $300.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders that matures in December 2018. The Revolver includes sub-facilities for swingline loans and letters of credit. Effective March 2, 2015, we borrowed $200.0 million under the Revolver in connection with the acquisition of the Houston and St. Charles Terminal Services Business. On July 1, 2015, we repaid $25.0 million of the outstanding balance. As of September 30, 2015, we had $175.0 million borrowings outstanding under the Revolver. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Revolver.
Subordinated Credit Agreement
On March 2, 2015, we entered into a subordinated credit agreement with Valero (the Loan Agreement) under which we borrowed $160.0 million to finance a portion of the acquisition of the Houston and St. Charles Terminal Services Business. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Loan Agreement.
On October 1, 2015, we entered into a subordinated credit agreement with Valero under which we borrowed $395.0 million to finance a portion of the acquisition of the Corpus Christi Terminal Services Business.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2015	2014 (a)
Cash flows provided by (used in):
Operating activities	$98,880	$33,625
Investing activities	(303,285)	(134,883)
Financing activities	18,389	(43,026)
Net decrease in cash and cash equivalents	$(186,016)	$(144,284)

(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business.
Operating Activities
Net cash provided by operating activities for the first nine months of 2015 was $98.9 million, which included net income of $77.7 million plus noncash adjustments (primarily for depreciation expense) of $25.9 million, partially offset by unfavorable changes in working capital of $4.6 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The changes in working capital were composed primarily of an increase in receivables from related parties of $6.4 million, partially offset by an increase in accounts payable of $1.0 million as shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in receivables from related parties was attributed primarily to billings related to our newly acquired Houston and St. Charles terminals. The increase in accounts payable was due primarily to the timing of project expenditures.
Net cash provided by operating activities for the first nine months of 2014 was $33.6 million, which included net income of $16.3 million plus noncash adjustments (primarily for depreciation expense) of $19.3 million, partially offset by unfavorable changes in working capital of $1.9 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The changes in working capital were composed primarily of a decrease in accounts payable of $4.4 million, partially offset by a decrease in receivables from related parties of $3.0 million as shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The decrease in accounts payable was due primarily to the timing of project expenditures. The decrease in receivables from related parties was due to the timing of payments received from related parties on outstanding receivables.

Investing Activities
Cash used for investing activities for the first nine months of 2015 was primarily impacted by the acquisition of the Houston and St. Charles Terminal Services Business effective March 1, 2015. In connection with that acquisition, we paid $571.2 million in cash to Valero, and of this amount, $296.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $275.1 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.
Cash used for investing activities for the first nine months of 2014 was primarily impacted by the acquisition of the Texas Crude Systems Business effective July 1, 2014. In connection with that acquisition, we paid $154.0 million in cash to Valero, and of this amount, $80.1 million represented Valero’s carrying value in net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $73.9 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.
In addition, we and our Predecessor incurred capital expenditures of $7.2 million and $54.8 million during the nine months ended September 30, 2015 and 2014, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Cash provided by financing activities for the first nine months of 2015 consisted primarily of the $200.0 million of borrowings under the Revolver and $160.0 million of proceeds from the Loan Agreement in connection with the acquisition of the Houston and St. Charles Terminal Services Business. These cash inflows were offset by the $275.1 million of excess purchase price paid over the carrying value for the acquired business as described above under “Investing Activities,” $51.6 million in cash distributions to limited partners and our general partner, and $25.0 million in repayments of borrowings under the Revolver. Further, we reflected a net transfer from Valero of $10.9 million related to the cash flows for the first two months of the year associated with our Predecessor.
For the first nine months of 2014, our financing activities consisted primarily of the $73.9 million of excess purchase price paid over the carrying value for the acquisition of the Texas Crude Systems Business, the payment of $27.7 million of cash distributions to limited partners and our general partner, $3.2 million of offering costs related to our initial public offering, and $1.1 million of debt issuance costs related to the Revolver. In addition, we reflected a net transfer from Valero of $63.7 million related to the cash flows associated with our Predecessor.
See Notes 3 and 11of Condensed Notes to Consolidated Financial Statements for additional information on the acquisitions discussed above, including consideration paid and the cash and noncash elements of the acquisitions.
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
Our capital expenditures were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014 (a)
Maintenance	$4,549	$12,218
Expansion	2,697	42,582
Total capital expenditures	$7,246	$54,800

(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Houston and St. Charles Terminal Services Business.
Our capital expenditures for the first nine months of 2015 were primarily directed toward the following activities:

•	the improvement of assets at our St. Charles terminal that will extend the useful lives of the tanks;

•	the expansion of our St. Charles and Houston terminals; and

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system.
Our capital expenditures for the first nine months of 2014 were primarily directed toward the following activities:

•	the expansion and improvement of assets at the St. Charles and Houston terminals;

•	the expansion of the Three Rivers crude system; and

•	the interconnection with TransCanada’s Cushing Marketlink pipeline.
For the full year 2015, we expect our capital expenditures to be approximately $12.0 million. Our estimate consists of approximately $6.0 million for maintenance capital expenditures and approximately $6.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
In addition to the above-mentioned capital expenditures, $14.1 million of capital projects were funded by Valero primarily related to the Houston and St. Charles terminals. Valero agreed to fund these projects as part of our acquisition of the Houston and St. Charles Terminal Services Business. See Note 11 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.
Contractual Obligations
As of September 30, 2015, our contractual obligations included debt and capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. In March 2015, we borrowed $200.0 million under the Revolver and $160.0 million under the Loan Agreement with Valero in connection with the acquisition of the Houston and St. Charles Terminal Services Business. In addition, we entered into lease and access agreements with Valero with respect to the land on which each terminal is located. On July 1, 2015, we repaid $25.0 million of the outstanding balance under the Revolver. As of September 30, 2015, we had $175.0 million and $160.0 million of borrowings outstanding under the Revolver and the Loan Agreement with Valero, respectively. See Note 6 of Condensed Notes to Consolidated Financial Statements for a full description of the Revolver and Loan Agreement. See Note 4 of Condensed Notes to Consolidated Financial Statements for a full description of the lease and access agreements. There were no other material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2015.
On October 1, 2015, we borrowed $395.0 million under a subordinated credit agreement with Valero in connection with the acquisition of the Corpus Christi Terminal Services Business. In addition, we entered into lease and access agreements with Valero with respect to the land on which each terminal is located.
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
There were no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2015.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2015, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2014 was filed.

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
Debt incurred under our Revolver and our Loan Agreement bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We had debt of $175.0 million and note payable to related party of $160.0 million as of September 30, 2015.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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
Date: November 3, 2015