Form 10-K
period 2015-12-31
VALERO ENERGY PARTNERS LP
filed 2016-02-26
CIK 1583103

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 1-36232
VALERO ENERGY PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	90-1006559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Valero Way
San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common units held by non-affiliates was approximately $881.6 million based on the last sales price quoted as of June 30, 2015 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 36,534,211 common units, 28,789,989 subordinated units and 1,332,829 general partner units outstanding at February 1, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

References in this report to “Partnership,” “we,” “our,” “us,” or similar terms refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References to “our general partner” refer to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation. References to “Valero” refer to Valero Energy Corporation, one or more of its subsidiaries (other than Valero Energy Partners LP or Valero Energy Partners GP LLC), or all of them taken as a whole.
PART I
ITEMS 1 & 2. BUSINESS and PROPERTIES
BUSINESS
Overview
Valero Energy Partners LP is a Delaware limited partnership formed in July 2013. On December 16, 2013, we completed our initial public offering (the IPO) of 17,250,000 common units representing limited partner interests. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “VLP.” See Note 11 of Notes to Consolidated Financial Statements for further discussion of the IPO. Our company offices are located at One Valero Way, San Antonio, Texas 78249.
Our website address is www.valeroenergypartners.com. Information on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the United States (U.S.) Securities and Exchange Commission (SEC) are available, free of charge, on our website (under Reports & SEC Filings), soon after we file or furnish such material.
We are a master limited partnership formed by Valero to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. Our assets include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of the following Valero refineries:

•	Port Arthur Refinery–Port Arthur, Texas;

•	McKee Refinery–Sunray, Texas;

•	Three Rivers Refinery–Three Rivers, Texas;

•	Memphis Refinery–Memphis, Tennessee;

•	Ardmore Refinery–Ardmore, Oklahoma;

•	St. Charles Refinery–Norco, Louisiana;

•	Houston Refinery–Houston, Texas; and

•	Corpus Christi East and West Refineries–Corpus Christi, Texas.
We generate revenues by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminals. All of our revenues are derived from transactions with Valero. We expect Valero to serve as a critical source of our future growth by providing us opportunities to purchase additional transportation and logistics assets that Valero currently owns or may acquire or develop in the future. Our agreements with Valero are discussed more fully in other sections of this report.

Acquisitions in 2015
Effective March 1, 2015, we acquired two subsidiaries from Valero that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston and St. Charles Refineries (the Houston and St. Charles Terminal Services Business) for total consideration of $671.2 million.
Effective October 1, 2015, we acquired subsidiaries from Valero that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Corpus Christi East and Corpus Christi West Refineries (collectively, the Corpus Christi Terminal Services Business) for total consideration of $465.0 million.
In connection with these acquisitions, we issued common units and general partner units to Valero and entered into various agreements with Valero. These transactions and agreements are described further in Note 3 and Note 4 of Notes to Consolidated Financial Statements. The descriptions of these acquisitions and the related agreements in Notes 3 and 4 of Notes to Consolidated Financial Statements are incorporated herein by reference.
Other Developments
In November 2015, we amended and restated our senior unsecured revolving credit facility agreement (the Revolver) to, among other things, extend the maturity from December 2018 to November 2020 and increase the total commitment from $300.0 million to $750.0 million. See Note 7 of Notes to Consolidated Financial Statements for a summary of the terms of the Revolver.
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million (collectively, the loans) to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 3. The loans mature on March 1 and October 1, 2020, respectively, and may be prepaid at any time without penalty. See Note 7 of Notes to Consolidated Financial Statements for a summary of the terms of the Loan Agreements.
In November 2015, we completed a public offering (the 2015 Offering) of 4,250,000 common units at a price of $46.25 per unit and received gross proceeds of $196.6 million. After deducting the underwriting discount and other offering costs totaling $7.7 million, our net proceeds from the offering were $188.9 million. Concurrent with the offering, our general partner contributed $4.0 million in exchange for 86,735 general partner units to maintain its 2.0 percent general partner interest in the Partnership. In December 2015, we used $185.0 million of these proceeds to pay down one of our Loan Agreements as further described in Note 7 of Notes to Consolidated Financial Statements.

Organizational Structure
The following simplified diagram depicts our organizational structure as of February 1, 2016.
Segments
Our operations consist of one reportable segment and are conducted solely in the U.S. All of our assets are located in the U.S. See Item 8., “Financial Statements and Supplementary Data” for financial information about our operations and assets.

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
Lucas Crude System. Our Lucas crude system supports diverse and flexible crude oil supply options for Valero’s Port Arthur Refinery. Our Lucas crude system comprises the following assets:

•
Lucas Terminal. Our Lucas terminal is located 12 miles from Valero’s Port Arthur Refinery on 495 acres. The facility consists of seven storage tanks with an aggregate of 1.9 million barrels of storage capacity. The Lucas terminal receives crude oil through our Nederland pipeline, which connects to the Sunoco Logistics Partners L.P. marine terminal in Nederland, Texas, as well as through connections to the Cameron Highway crude oil pipeline and Enterprise’s Beaumont marine terminal. The terminal connects to TransCanada’s Cushing MarketLink pipeline via our TransCanada connection and to the Seaway crude oil pipeline via our Seaway connection. The Lucas terminal delivers crude oil to Valero’s Port Arthur Refinery through our Lucas pipeline.

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

•	TransCanada Connection. Our TransCanada connection has 400,000 barrels per day of capacity and connects our Lucas terminal to TransCanada’s Cushing MarketLink pipeline.

•	Seaway Connection. Our Seaway connection has 750,000 barrels per day of capacity and connects our Lucas terminal to the Seaway crude oil pipeline.
Port Arthur Products System. Our Port Arthur products system transports refined petroleum products from Valero’s Port Arthur Refinery to major third-party pipeline systems, including the Explorer, Colonial, Sunoco Logistics MagTex and Enterprise TE Products refined petroleum products pipeline systems, for delivery to various marketing outlets, and to Enterprise’s Beaumont marine terminal for exports.
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

•
12-10 Pipeline. Our 12-10 pipeline consists of 13 miles of 12-inch and 10-inch pipeline with 60,000 barrels per day of capacity that delivers refined petroleum products from Valero’s Port Arthur Refinery to the Enterprise TE Products pipeline connection, the Sunoco Logistics MagTex pipeline connection, and Enterprise’s Beaumont marine terminal.

•
PAPS and El Vista Terminals. Our PAPS terminal consists of eight tanks with 821,000 barrels of diesel storage capacity, and our El Vista terminal consists of eight tanks with 1.2 million barrels of gasoline storage capacity. Our PAPS terminal also contains storage tanks owned by Colonial, which serves as the operator of our PAPS terminal. Each party owns its own tanks at the PAPS terminal and its own external pipelines connecting to the terminal, but certain equipment and improvements located at and serving the terminal are jointly owned. We own all of the El Vista terminal assets.

McKee Logistics System
Our McKee logistics system is a crude oil and refined petroleum products pipeline and terminal system supporting Valero’s McKee Refinery. Our McKee logistics system includes our McKee crude system and McKee products system.
McKee Crude System. Our McKee crude system supplies crude oil to Valero’s McKee Refinery. The system has a throughput capacity of approximately 72,000 barrels per day and consists of 145 miles of pipelines located in the Texas panhandle and western Oklahoma, 20 crude oil truck unloading sites with lease automatic custody transfer units, and approximately 240,000 barrels of storage capacity.
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
Our Collierville crude system comprises the following assets:

•
Collierville Pipeline System. Our Collierville pipeline system consists of 52 miles of 10- to 20-inch pipelines with 210,000 barrels per day of capacity that deliver crude oil to Valero’s Memphis Refinery. We lease an approximate 13 mile portion of this pipeline, which runs from the Mississippi state line to the Memphis Refinery, from Memphis Light, Gas and Water (MLGW). The initial term of the lease, along with renewal periods available at our option, extend through 2046.

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

Memphis Products System. Our Memphis products system is the primary outlet for refined petroleum products produced at Valero’s Memphis Refinery. Distribution of these products occurs through our Memphis truck rack and our terminal in West Memphis, Arkansas, for further distribution via truck and barge to marketing outlets along the central Mississippi River, to Exxon’s Memphis refined petroleum products terminal, and to the Memphis International Airport.
Our Memphis products system comprises the following assets:

•
Shorthorn Pipeline System. Our Shorthorn pipeline system consists of seven miles of 14-inch pipeline that delivers diesel and gasoline produced at Valero’s Memphis Refinery to our West Memphis terminal and two miles of 12-inch pipeline that delivers diesel and gasoline from our West Memphis terminal and Valero’s Memphis Refinery to Exxon’s Memphis refined petroleum products terminal. We lease the 14-inch pipeline from MLGW. The initial term of the lease, along with renewal periods available at our option, extend through 2046. The Shorthorn pipeline system has a total capacity of 120,000 barrels per day.

•
Memphis Airport Pipeline System. Our Memphis Airport pipeline system consists of a nine-mile, six-inch pipeline that delivers jet fuel produced at Valero’s Memphis Refinery to the Swissport Fueling, Inc. terminal located at the Memphis International Airport and a two-mile, six-inch pipeline that delivers jet fuel from Valero’s Memphis Refinery to the FedEx jet fuel terminal located at the Memphis International Airport. The Memphis Airport pipeline system has a total capacity of 20,000 barrels per day. Both six-inch pipelines are owned by MLGW and we have an agreement with MLGW under which we are the exclusive operator of both pipelines. Our agreement with MLGW automatically renews and MLGW does not have a right to terminate.

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

Three Rivers Crude System
Our Three Rivers crude system supports Valero’s Three Rivers Refinery and is located in the Eagle Ford shale region in South Texas. The system consists of 11 crude oil truck unloading sites with lease automatic custody transfer units and three 1-mile, 12-inch pipelines with a capacity of 110,000 barrels per day. The system delivers crude oil received from the truck unloading sites and pipeline connections to tanks at Valero’s Three Rivers Refinery. The system also receives locally produced crude oil via connections to the Harvest Arrowhead pipeline system and the Plains Gardendale pipeline for processing at the Three Rivers Refinery or for shipment through third-party pipelines to Valero’s refineries in Corpus Christi, Texas. The system has a connection to the EOG Eagle Ford West Pipeline and supporting pipeline infrastructure, which segregate and connect Eagle Ford crude oil production to Valero’s Three Rivers Refinery.
Wynnewood Products System
The Wynnewood products system is the primary distribution outlet for refined petroleum products from Valero’s Ardmore Refinery. The system consists of a 30-mile, 12-inch refined petroleum products pipeline with 90,000 barrels per day of capacity and two tanks with a total of 180,000 barrels of storage capacity. The system connects Valero’s Ardmore Refinery to the Magellan refined products pipeline system.
Houston Terminal
Our Houston terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Houston Refinery. The terminal is located on the Houston ship channel and has storage tanks with 3.6 million barrels of storage capacity. The terminal receives waterborne crude oil via the refinery’s docks and the terminal’s connection to Houston Fuel Oil Terminal Company (HFOTCO), and receives pipeline crude oil through the Magellan and Seaway systems. The terminal can distribute refined petroleum products across the refinery’s docks and into the Magellan South Pipeline system. Also, the terminal can access the Colonial, TEPPCO, and Explorer pipeline systems via the Kinder Morgan Pasadena terminal.
St. Charles Terminal
Our St. Charles terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s St. Charles Refinery. The terminal is located on the Mississippi River and has storage tanks with 10 million barrels of storage capacity. The terminal receives crude oil via the refinery’s docks and from Louisiana Offshore Oil Port (LOOP) via the Clovelly pipeline. The terminal can distribute refined petroleum products across the refinery’s docks and into the Plantation (via Parkway) and Colonial (via Bengal) pipeline systems.

Corpus Christi Terminals
Our Corpus Christi terminals are engaged in the business of terminaling crude oil, intermediates, and refined petroleum products in Corpus Christi, Texas.

•
Corpus Christi East Terminal. Our Corpus Christi East terminal supports Valero’s Corpus Christi East Refinery. The Corpus Christi East terminal is located on the Corpus Christi ship channel and has storage tanks with 6.2 million barrels of storage capacity.

•
Corpus Christi West Terminal. Our Corpus Christi West terminal supports Valero’s Corpus Christi West Refinery. The Corpus Christi West terminal is located on the Corpus Christi ship channel and has storage tanks with 3.8 million barrels of storage capacity.

Our Corpus Christi terminals are connected via pipeline. The terminals can receive crude oil via the refineries’ docks, the Eagle Ford Pipeline LLC pipeline, the North Beach terminal owned by NuStar Logistics, L.P. (NuStar), and NuStar’s Eagle Ford pipelines. The terminals can distribute products across their docks and through NuStar’s South Texas pipeline network.

Pipelines
The following table summarizes information with respect to our pipelines described above:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas pipeline	30	12	400	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink
Nederland pipeline	32	5	600	crude oil	Port Arthur	Sunoco Logistics Nederland
Port Arthur products system
20-inch gasoline pipeline	20	4	144	gasoline	Port Arthur	Explorer; Colonial
20-inch diesel pipeline	20	3	216	diesel	Port Arthur	Explorer; Colonial
12-10 pipeline	12, 10	13	60	refined petroleum products	Port Arthur	Sunoco Logistics MagTex; Enterprise TE Products; Enterprise Beaumont
McKee logistics system
McKee crude system	multiple segments	145	72	crude oil	McKee	—
McKee products system
McKee to El Paso pipeline	10	408	21(1)	refined petroleum products	McKee	—
SFPP pipeline connection	16, 8	12	33(2)	refined petroleum products	McKee	Kinder Morgan's SFPP System
Memphis logistics system(3)
Collierville crude system
Collierville pipeline	10-20	52	210	crude oil	Memphis	Capline
Memphis products system
Shorthorn pipeline system	14, 12	9	120	refined petroleum products	Memphis	Exxon Memphis
Memphis Airport pipeline system	6	11	20	jet fuel	Memphis	Memphis International Airport
Three Rivers crude system
Three Rivers crude system	12	3	110	crude oil	Three Rivers	Harvest Arrowhead, Plains Gardendale, and EOG Eagle Ford West
Wynnewood products system
Wynnewood refined products pipeline	12	30	90	refined petroleum products	Ardmore	Magellan
_____________

(1)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline. Total capacity for the pipeline is 63,000 barrels per day.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline connection. Total capacity for the pipeline connection is 98,400 barrels per day.

(3)	Portions of our Memphis logistics system pipelines are owned by MLGW, but they are operated and maintained exclusively by us under long-term arrangements with MLGW.

Terminals
The following table summarizes information with respect to our terminals described above:

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas terminal	1,915	—	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
TransCanada connection	—	400	crude oil	Port Arthur	TransCanada Cushing MarketLink
Seaway connection	—	750	crude oil	Port Arthur	Seaway
Port Arthur products system
PAPS terminal	821	—	diesel	Port Arthur	Explorer; Colonial
El Vista terminal	1,210	—	gasoline	Port Arthur	Explorer; Colonial
McKee logistics system
McKee crude system
Various terminals	240	—	crude oil	McKee	—
McKee products system
El Paso terminal	166 (1)	—	refined petroleum products	McKee	Kinder Morgan SFPP System
El Paso terminal truck rack	—	10 (2)	refined petroleum products	McKee	—
Memphis logistics system
Collierville crude system
Collierville terminal	975	—	crude oil	Memphis	Capline
St. James crude tank	330	—	crude oil	Memphis	Capline
Memphis products system
West Memphis terminal	1,080	—	refined petroleum products	Memphis	Exxon Memphis; Enterprise TE Products
West Memphis terminal truck rack	—	50	refined petroleum products	Memphis	—
West Memphis terminal dock	—	4 (3)	refined petroleum products	Memphis	—
Memphis truck rack	8	110	refined petroleum products	Memphis	—
Wynnewood products system
Wynnewood terminal	180	—	refined petroleum products	Ardmore	Magellan
Houston terminal	3,642	—	crude oil and refined petroleum products	Houston	HFOTCO, Magellan, Seaway
St. Charles terminal	10,004	—	crude oil and refined petroleum products	St. Charles	LOOP, Plantation, Colonial

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Corpus Christi terminals
Corpus Christi East terminal	6,241	—	crude oil and refined petroleum products	Corpus Christi East	Eagle Ford Pipeline LLC; NuStar North Beach terminal, Eagle Ford pipelines, and South Texas pipeline network
Corpus Christi West terminal	3,835	—	crude oil and refined petroleum products	Corpus Christi West	(same as Corpus Christi East terminal)
_____________

(1)	Capacity shown represents our 33⅓ percent undivided interest in the terminal. Total storage capacity is 499,000 barrels.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the truck rack. Total capacity is 30,000 barrels per day.

(3)	Dock throughput is reflected in thousands of barrels per hour.
Our Commercial Agreements with Valero
General
We have a master transportation services agreement with Valero with respect to our pipelines and a master terminal services agreement with Valero with respect to our terminals. Each of our pipelines and terminals is covered by a services schedule under these agreements. The services schedules prescribe rates, commitments, and other terms and conditions applicable to the respective pipelines and terminals. Under these agreements and schedules, we provide transportation and terminaling services to Valero, and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These services schedules have initial 10-year terms from inception, and, with the exception of certain assets, Valero has the option to renew the agreements for one additional five-year term.
Minimum Quarterly Throughput Commitments and Tariff Rates—Pipelines
Under our master transportation services agreement, Valero is obligated to transport minimum volumes of crude oil and refined petroleum products on our pipeline systems and pay a tariff rate with respect to such volumes. Tariff rates with respect to our pipeline systems may be adjusted annually at our discretion in accordance with the Federal Energy Regulatory Commission’s (FERC) indexing methodology. For any pipelines that may be subject to a jurisdictional tariff, we and Valero have agreed not to commence or support any tariff filing, application, protest, complaint, petition, motion, or other proceeding before FERC for the purpose of requesting that FERC accept or set tariff rates that would be inconsistent with the terms of the master transportation services agreement, provided that Valero will continue to have the right under FERC regulations to challenge any proposed changes in our base tariff rates to the extent the changes are inconsistent with FERC’s indexing methodology or other rate changing methodologies, or to the extent the challenge is in response to any proceeding brought against us by a third party that could affect our ability to provide transportation services to Valero under our master transportation services agreement or the applicable tariff.
Minimum Quarterly Throughput Commitments and Fees—Terminals
Under the master terminal services agreement relating to our terminals, Valero is obligated to throughput minimum volumes of crude oil and refined petroleum products and pay us throughput fees, as well as fees for providing related ancillary services such as ethanol, biodiesel and renewable diesel blending, and additive injection (except at the Wynnewood terminal, where Valero agrees to pay us a monthly fee as a base storage charge whether or not Valero actually uses any of the storage or other services made available by us at the terminal). Valero provides and pays for its own inventory of ethanol, biodiesel and renewable diesel blending, and additives to be blended or injected at the terminals, where applicable. Throughput fees with respect to our terminals (or the base storage charge, with respect to our Wynnewood terminal) will be increased on July 1 of each year during the term of the applicable terminal service schedule, and other fees with respect to our terminals may be increased annually at our discretion, in each case by a percentage not to exceed the corresponding percentage change in the applicable inflation index during the 12-month period ending on March 31 of such year. If such index decreases during any period, we are not required to reduce our fees, but any subsequent increases in fees based on an increase in the index will be limited to the amount by which such increase exceeds the aggregate amount of cumulative decreases during the intervening periods.
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
Our Relationship with Valero
Valero is an international manufacturer and marketer of transportation fuels, other petrochemical products, and power. Valero’s assets include 15 petroleum refineries located in the U.S., Canada, and the United Kingdom, with a combined total throughput capacity of approximately 3.0 million barrels per day. Valero also has a substantial portfolio of transportation and logistics assets.

We are dependent upon Valero as our only customer and the loss of Valero as a customer would have a material and adverse effect on us. For the years ended December 31, 2015, 2014, and 2013, Valero accounted for all of our revenues. We expect to continue to derive substantially all of our revenues from Valero for the foreseeable future.
Valero owns 100 percent of our general partner, a 65.7 percent limited partner interest in us, and all of our incentive distribution rights. We believe Valero will promote and support the successful execution of our business strategies given its significant ownership in us, the importance of our assets to Valero’s refining and marketing operations, and its stated intention to use us as its primary vehicle to expand the transportation and logistics assets supporting its business.
In addition to our commercial agreements with Valero, we entered into several agreements with Valero in connection with the IPO, many of which we have amended in connection with subsequent acquisitions. These agreements include an amended and restated omnibus agreement, an amended and restated services and secondment agreement, a tax sharing agreement, and several lease and access agreements. These agreements are described in Note 4 of Notes to Consolidated Financial Statements, and the descriptions of these agreements in Note 4 are incorporated herein by reference.
Pipeline Control Operations
Our pipeline systems, other than the El Paso pipeline operated by NuStar, are operated from a central control room located in San Antonio, Texas. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to monitor operational data continuously. Monitored data includes pressures, temperatures, gravities, flow rates, and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.
Seasonality
The volumes of crude oil and refined petroleum products transported in our pipelines and stored in our terminals are directly affected by the levels of supply and demand for crude oil and refined petroleum products in the markets served directly or indirectly by our assets. Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, Valero’s operating results are generally lower for the first and fourth quarters of each year. Unfavorable weather conditions during the spring and summer months and a resulting lack of the expected seasonal upswings in traffic and sales could adversely affect Valero’s business, financial condition, and results of operations, which may adversely affect our business, financial condition, and results of operations. However, many effects of seasonality on our revenues will be substantially mitigated through the use of our fee-based commercial agreements with Valero that include minimum quarterly throughput commitments.
Competition
As a result of our contractual relationship with Valero under our commercial agreements and our direct connections to nine of Valero’s refineries, we believe that our pipelines and terminals will not face significant competition from other pipelines and terminals for Valero’s crude oil or refined petroleum products transportation requirements to and from the refineries we support.
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
Product Quality Standards
Refined petroleum products that we transport are generally sold by Valero for consumption by the public. Various federal, state, and local agencies have the authority to prescribe product quality specifications for products. Changes in product quality specifications or blending requirements could reduce our throughput volumes, require us to incur additional handling costs, or require capital expenditures. For example, different product specifications for different markets affect the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenues, our cash flows and ability to make distributions could be adversely affected. In addition, changes in the product quality of the products we receive on our product pipeline systems or at our terminals could reduce or eliminate our ability to blend products.
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
While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered by the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We are currently implementing our own cybersecurity programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on our operations and those of our customer.
Employees
Neither we nor our general partner has any employees. We are managed by the board of directors and executive officers of our general partner. All of the personnel that conduct our business are employed by Valero, and their services are provided to us pursuant to our omnibus agreement and services and secondment agreement with Valero.
PROPERTIES
The location and general character of our pipeline and terminal systems and other principal properties are described above under “Our Assets and Operations” and are incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2015, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 4, 7, and 8 of Notes to Consolidated Financial Statements.
Utilization of Our Facilities
Operating highlights for our pipelines and terminals–including pipeline transportation revenues, pipeline transportation throughput volumes, terminaling revenues, terminaling throughput volumes, and storage revenues–for the years ended December 31, 2015, 2014, and 2013 are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2015 Compared to 2014” and “—2014 Compared to 2013,” and are incorporated herein by reference.
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
Under our omnibus agreement, Valero will indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

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
For the years ended December 31, 2015, 2014, and 2013, Valero accounted for all of our revenues. We expect to continue to derive a substantial amount of our revenues from Valero for the foreseeable future, and as a result, any event, whether in our areas of operation or elsewhere, that materially and adversely affects Valero’s business may adversely affect our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Valero, the most significant of which include the following:

•	disruption of Valero’s ability to obtain crude oil;

•	interruptions at Valero’s refineries and other facilities;

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

•	interruptions of supply and increased costs as a result of Valero’s reliance on third-party transportation of crude oil and refined petroleum products;

•	potential losses from Valero’s derivative transactions; and

•	the effects of changing commodity and refined product prices.
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
Valero is not obligated to use our services with respect to volumes of crude oil or refined petroleum products in excess of the minimum quarterly throughput commitments under our commercial agreements. During refinery turnarounds, which typically last 30 to 60 days and are performed every four to five years, we expect that Valero will satisfy only its minimum quarterly throughput commitments under our commercial agreements. Our commercial agreements with Valero generally have initial terms of 10 years from the date of acquisition of the related asset (the earliest of which begin to expire in 2023), and with the exception of certain assets, Valero has the option to renew the agreements for one additional five-year term. If Valero fails to use our facilities and services after expiration of those agreements and we are unable to generate additional revenues from third parties, our ability to make distributions to our unitholders will be reduced.
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
Our growth strategy depends in part on the growth of Valero’s business. We believe our growth will be driven in part by identifying and executing organic expansion projects that will result in increased throughput volumes from Valero and third parties. If Valero focuses on other growth areas or does not make capital expenditures to fund the growth of its business, we may not be able to fully execute our growth strategy.
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
We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We maintain insurance policies for certain property damage, business interruption, and third-party liabilities, which includes pollution liabilities, and are subject to policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. Insurance companies may reduce the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot provide assurance that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
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
We do not own all of the land on which our assets are located, which could result in disruptions to our operations.
We do not own all of the land on which our assets are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our assets on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew leases, right-of-way contracts or otherwise, could have a material and adverse effect on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
We are dependent upon third parties to operate some of our facilities.
Our McKee products system is operated by NuStar, which owns a 66⅔ percent undivided interest in the system. If NuStar fails to operate any portion of the McKee products system in accordance with the terms of our operating agreement with them, such failure could result in our inability to meet our commitments to Valero, which in turn could result in a reduction in our revenues, or in us becoming liable to Valero for any losses it may sustain by reason of our failure to comply, which losses may not be recoverable by us from NuStar. Similarly, our PAPS terminal is operated by Colonial, and any failure by Colonial or any successor-operator to comply with the terms of our operating agreement could result in our inability to meet our commitments to Valero with respect to our Port Arthur products system, which in turn could result in a reduction in our revenues, or in us becoming liable to Valero for any losses it may sustain by reason of our failure to comply, which losses may not be recoverable by us from the operator.
Restrictions in our revolving credit facility and subordinated credit agreements with Valero could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders, and the value of our units.
We are dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make distributions to our unitholders. Restrictions in our revolving credit facility, subordinated credit agreements with Valero, and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our unitholders. For example, our revolving credit facility and subordinated credit agreements contain covenants that require us to maintain a ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (or 5.5 to 1.0 during specified periods following certain acquisitions).
The restrictions in our revolving credit facility and subordinated credit agreements could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility and subordinated credit agreements could result in an event of default, which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” for additional information about our revolving credit facility and subordinated credit agreements.
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
For example, the U.S. Environmental Protection Agency (EPA) has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards (NAAQS) for ozone, sulfur dioxide, and nitrogen dioxide, and the U.S. EPA is considering further revisions to the NAAQS. Emerging rules and permitting requirements implementing these revised standards may require us to install more stringent controls at our facilities, which may result in increased capital expenditures. Governmental restrictions on greenhouse gas emissions—including so-called “cap-and-trade” programs targeted at reducing carbon dioxide emissions—could also result in material increased compliance costs, additional operating restrictions or permitting delays for our business, and an increase in the cost of, and reduction in demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity. In addition, in 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016, and will require countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various states or at the federal level could adversely affect the oil and gas industry. Finally, some scientists have concluded that increasing concentrations of greenhouse gas emissions in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.
Further, certain of our pipeline facilities may be subject to the pipeline integrity and safety regulations of various federal and state regulatory agencies. In recent years, increased regulatory focus on pipeline integrity and safety has resulted in various proposed or adopted regulations. The implementation of these regulations, and the adoption of future regulations, could require us to make additional capital expenditures, including to install new or modified safety measures, or to conduct new or more extensive maintenance programs at our pipeline facilities.
We may be unable to obtain or renew permits necessary for our operations, which could inhibit our ability to do business.
Our facilities operate under a number of federal and state permits, licenses, and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These permits, licenses, approval limits, and standards require a significant amount of monitoring, record keeping, and reporting in order to demonstrate compliance with the underlying permit, license, approval limit, or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties, and injunctive relief. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material and adverse effect on our ability to continue operations and on our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
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
In addition, there is not always a clear boundary between interstate and intrastate pipeline transportation services, and such determinations are fact-dependent and made on a case-by-case basis. Our undivided interest in the McKee to El Paso pipeline currently provides transportation services pursuant to an intrastate tariff that is subject to regulation by the TRRC. Because a portion of this pipeline crosses New Mexico and our transportation services may be interstate in nature, we applied for a waiver of the tariff filing and reporting requirements of the ICA for our portion of the pipeline, which the FERC conditionally granted. The FERC’s conditions for granting the waiver include that we maintain all books and records in a manner consistent with the Uniform System of Accounts and that we immediately report any change in the circumstances on which the waiver was granted.

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
As of February 1, 2016, Valero owned a 65.7 percent limited partner interest in us and owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, because it is a wholly owned subsidiary of Valero, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is beneficial to Valero. Conflicts of interest may arise between Valero and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Valero, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Valero to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Valero to increase or decrease refinery production, shut down or reconfigure a refinery, shift the focus of its investment and growth to areas not served by our assets, or undertake acquisition opportunities for itself;

•
Valero, as our only customer, has an economic incentive to cause us to not seek higher rates and fees, even if such higher rates and fees would reflect those that could be obtained in arm’s-length, third-party transactions;

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

•
our general partner may cause us to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions, or to accelerate expiration of the subordination period;

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

•
our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80 percent of the common units. As of February 1, 2016, Valero owned 41.1 percent of our common units, and, as a result, Valero did not have the ability to exercise the limited call right;

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
Pursuant to our partnership agreement, we reimburse our general partner and its affiliates, including Valero, for expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Pursuant to the amended and restated omnibus agreement, as amended, we pay an annual fee of $11.2 million to Valero for general and administrative services and reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In the event we acquire additional assets from Valero in the future, we may agree to increase such annual fee. In addition, we are required to reimburse our general partner for its payments to Valero pursuant to the services and secondment agreement for the wages, benefits, and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our pipeline and terminal systems. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces our cash flows, and, as a result, reduces our ability to make distributions to our unitholders. There is no limit on the fees and expense reimbursements that we may be required to pay to our general partner and its affiliates.
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
Our unitholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66⅔ percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of January 31, 2016, our general partner and its affiliates owned 41.1 percent of our common units and all of our subordinated units, representing an aggregate 67.1 percent of our outstanding common and subordinated units (excluding common units held by officers and directors of our general partner and Valero). If our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished, thereby eliminating the distribution and liquidation preference of common units. “Cause” is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. “Cause” does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
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
As of February 1, 2016, Valero held 15,018,602 of our common units and 28,789,989 of our subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Valero with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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
If at any time our general partner and its affiliates own more than 80 percent of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of February 1, 2016, our general partner and its affiliates owned 41.1 percent of our common units (excluding common units held by officers and directors of our general partner and Valero). At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own 67.1 percent of our outstanding common units (excluding common units held by officers and directors of our general partner and Valero) and therefore would not be able to exercise the call right at that time. In the future, we may engage in transactions with Valero pursuant to which we may issue additional common units to Valero.
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
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017 in a manner that could substantially reduce cash available for distribution.
The IRS or a court may reach conclusions that differ from the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which our common units trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow. Recently enacted legislation, applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
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
We prorate our items of income, gain, loss, and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although simplifying conventions are contemplated by the Code and most publicly traded partnerships use similar simplifying conventions, the use of this proration method may not be permitted under existing or proposed Treasury Regulations. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have currently adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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
We will be considered to have technically terminated our existing partnership and having formed a new partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a 12-month period. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if certain relief were unavailable) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative, or judicial interpretation at any time. For example, the Fiscal Year 2016 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, the IRS has issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unit Price and Cash Distributions
Our common units are listed on the NYSE under the symbol “VLP.” As of January 31, 2016, there were eight holders of record of our common units and Valero owned all of our subordinated units and general partner units, for which there is no established trading market. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.
The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for each quarter of 2015 and 2014.

Quarter Ended	High Sale Price	Low Sale Price	Quarterly Cash Distribution per Unit	Record Date	Distribution Date
2015:
December 31	$53.25	$40.64	$0.3200	February 4, 2016	February 11, 2016
September 30	54.50	37.96	0.3075	November 2, 2015	November 10, 2015
June 30	54.87	48.13	0.2925	August 3, 2015	August 11, 2015
March 31	55.00	38.53	0.2775	May 1, 2015	May 12, 2015
2014:
December 31	52.65	35.96	0.2660	February 5, 2015	February 12, 2015
September 30	56.89	43.33	0.2400	October 31, 2014	November 12, 2014
June 30	50.98	38.01	0.2225	August 1, 2014	August 13, 2014
March 31	40.60	31.30	0.2125	May 1, 2014	May 14, 2014

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

The effect of the last bullet point above is to allow our general partner, if it so decides, to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners, and with the intent of the borrower to repay such borrowings within 12 months with funds other than from additional working capital borrowings.
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
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2.0 percent of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 1,332,829 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2.0 percent interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0 percent general partner interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.244375 per unit per quarter. The maximum distribution of 48 percent does not include any distributions that our general partner or its affiliates may receive on common, subordinated, or general partner units that they own.
Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Target Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0 percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2.0 percent general partner interest, our general partner has not transferred its incentive distribution rights, and that there are no arrearages on common units.

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.2125	98%	2%
First Target Distribution	above $0.2125 up to $0.244375	98%	2%
Second Target Distribution	above $0.244375 up to $0.265625	85%	15%
Third Target Distribution	above $0.265625 up to $0.31875	75%	25%
Thereafter	$0.31875	50%	50%
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
Subordination Period
Except as described below, the subordination period began on the closing date of the IPO and will extend until the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending December 31, 2016, that each of the following tests are met:

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

Early Termination of Subordination Period
Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ended December 31, 2014, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units, and general partner units equaled or exceeded $1.275 (150 percent of the annualized minimum quarterly distribution), for the four-consecutive-quarter period immediately preceding that date;

•
the adjusted operating surplus (as defined in our partnership agreement) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.275 per unit (150 percent of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units, and general partner units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

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
Securities Authorized for Issuance Under Equity Compensation Plans
The information appearing in Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data shown in the table below was derived from the consolidated financial statements of the Partnership and from the combined financial statements of our Predecessor (defined below). The Partnership completed its IPO of 17,250,000 common units representing limited partner interests on December 16, 2013. We acquired from Valero the Texas Crude Systems Business on July 1, 2014, the Houston and St. Charles Terminal Services Business on March 1, 2015, and the Corpus Christi Terminal Services Business on October 1, 2015. These acquisitions from Valero were accounted for as transfers of businesses between entities under common control. Accordingly, this financial data has been retrospectively adjusted to include the historical results of these acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to the historical results prior to the IPO and the effective dates of each acquisition from Valero as those of our “Predecessor.” See Note 3 in Notes to Consolidated Financial Statements for further discussion of our acquisitions from Valero.
The following table should be read together with Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in Item 8., “Financial Statements and Supplementary Data.” The amounts below are presented in thousands, except per unit amounts. Net income per unit is only calculated after the IPO, as no units were outstanding prior to December 16, 2013.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating revenues – related party	$243,624	$129,180	$124,985	$115,889	$90,933
Net income (loss)	101,841	(1,955)	2,989	(8,497)	(24,830)
Net income attributable to partners	131,878	59,281	2,041	—	—
Limited partners’ interest in net income	125,809	57,902	2,000	—	—
Net income per limited partner unit – (basic and diluted):
Common units	2.12	1.01	0.03	n/a	n/a
Subordinated units	2.07	1.01	0.03	n/a	n/a
Cash distribution declared per unit	1.1975	0.9410	0.0370	n/a	n/a
Cash and cash equivalents	80,783	236,579	375,118	—	—
Total assets	850,107	975,953	1,032,895	557,052	521,815
Debt and capital lease obligations, net of current portion	175,246	1,519	3,079	5,405	6,952
Notes payable to related party	370,000	—	—	—	—

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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report, including without limitation our disclosures below under the heading “OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction, or termination of Valero’s obligation under our commercial agreements and our services and secondment agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s ability to remain in compliance with the terms of its outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined petroleum products;

•	our ability to obtain credit and financing on acceptable terms in light of uncertainty and illiquidity in credit and capital markets;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

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
OVERVIEW
We are a fee-based master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of December 31, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of nine of Valero’s refineries.
On December 16, 2013, we completed the IPO of 17,250,000 of our common units at a price of $23.00 per unit and received gross proceeds of $396.8 million. After deducting the underwriting discount and other offering costs totaling $27.6 million, our net proceeds were $369.2 million. On November 24, 2015, we completed the 2015 Offering of 4,250,000 of our common units at a price to the public of $46.25 per unit and received gross proceeds of $196.6 million. After deducting the underwriting discount and other offering costs totaling $7.7 million (of which $102,000 had not been paid as of December 31, 2015), our net proceeds were $188.9 million. In connection with the 2015 Offering, our general partner contributed $4.0 million in exchange for 86,735 general partner units to maintain its 2.0 percent general partner interest in the Partnership.
Since our formation, we have acquired the following businesses from Valero, which are further described in Note 3 of Notes to Consolidated Financial Statements, and began receiving fees for services provided by these businesses commencing on each respective acquisition date:

•	On July 1, 2014, we acquired the Texas Crude Systems Business for total cash consideration of $154.0 million.

•	On March 1, 2015, we acquired the Houston and St. Charles Terminal Services Business for total consideration of $671.2 million.

•	On October 1, 2015, we acquired the Corpus Christi Terminal Services Business for total consideration of $465.0 million.
These acquisitions were each accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, the Partnership’s financial statements have been retrospectively adjusted to include the historical results of the acquired businesses for all periods presented prior to the effective date of each acquisition. We refer to the historical results of the acquired businesses prior to their respective acquisition dates as those of our “Predecessor.” See Notes 1 and 3 of Notes to Consolidated Financial Statements for a discussion of the basis of this presentation.
Operating revenues include amounts attributable to our Predecessor. In connection with the IPO and the acquisitions, we entered into new commercial agreements with Valero as more fully described in Item 1, “Business—Our Commercial Agreements with Valero” and Note 4 of Notes to Consolidated Financial Statements. Under these new agreements, certain storage capacity lease arrangements were replaced with terminaling throughput fees. In addition, we recognized terminaling revenues for certain terminals for which we did not historically charge a fee, and we revised the rates charged for transportation services provided by certain of our pipelines. Because of these new agreements, our results of operations subsequent to the IPO and the acquisitions may not be comparable to our historical results of operations.
For the year ended December 31, 2015, we reported net income of $101.8 million, net income attributable to partners of $131.9 million, and net income per common unit of $2.12. This compares to a net loss of $2.0 million, net income attributable to partners of $59.3 million, and net income per common unit of $1.01 for the year ended December 31, 2014.

•
The increase in net income of $103.8 million in 2015 compared to 2014 was due primarily to $111.3 million of revenues generated by our Houston, St. Charles, and Corpus Christi terminals from the date of their respective acquisitions. The Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business did not charge Valero for services provided and therefore, did not generate revenues prior to our acquisition of those businesses on March 1, 2015 and October 1, 2015, respectively.

•
Net income attributable to partners represents our results of operations and only includes those of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $72.6 million in 2015 compared to 2014 was due primarily to the comparable periods reflecting the results of operations of the Texas Crude Systems Business, the Houston and St. Charles Terminal Services Business, and the Corpus Christi Terminal Services Business from the date of their respective acquisition.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”

OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. We expect that Valero will ship volumes in excess of its minimum throughput commitments on our pipeline systems and will throughput volumes in excess of its minimum throughput commitments at our terminals for the full year of 2016.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the periods prior to December 16, 2013 (the date of the IPO) reflect the combined results of operations of our Predecessor, adjusted for the acquisitions. The financial results from December 16, 2013 through December 31, 2013 and for the years ended December 31, 2014 and 2015 represent our consolidated results of operations, adjusted for the acquisitions for the periods presented prior to the effective date of each acquisition. See Notes 1 and 3 of Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
2015 Compared to 2014
Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	Change
Operating revenues – related party	$243,624	$129,180	$114,444
Costs and expenses:
Operating expenses	83,681	88,200	(4,519)
General and administrative expenses	13,758	12,921	837
Depreciation expense	38,203	30,098	8,105
Total costs and expenses	135,642	131,219	4,423
Operating income (loss)	107,982	(2,039)	110,021
Other income, net	223	1,504	(1,281)
Interest expense	(6,113)	(872)	(5,241)
Income (loss) before income taxes	102,092	(1,407)	103,499
Income tax expense	251	548	(297)
Net income (loss)	101,841	(1,955)	103,796
Less: Net loss attributable to Predecessor	(30,037)	(61,236)	31,199
Net income attributable to partners	131,878	59,281	72,597
Less: General partner’s interest in net income	6,069	1,379	4,690
Limited partners’ interest in net income	$125,809	$57,902	$67,907

Net income per limited partner unit (basic and diluted):
Common units	$2.12	$1.01
Subordinated units	$2.07	$1.01

Weighted average number of limited partner units outstanding:
Common units – basic	31,222	28,790
Common units – diluted	31,222	28,791
Subordinated units – basic and diluted	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2015	2014	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$81,435	$72,737	$8,698
Pipeline transportation throughput (BPD) (a)	949,884	908,095	41,789
Average pipeline transportation revenue per barrel (b)	$0.23	$0.22	$0.01

Terminaling:
Terminaling revenues	$161,649	$55,495	$106,154
Terminaling throughput (BPD)	1,340,407	545,135	795,272
Average terminaling revenue per barrel (b)	$0.33	$0.28	$0.05

Storage revenues	$540	$948	$(408)

Total operating revenues – related party	$243,624	$129,180	$114,444

Capital expenditures:
Maintenance	$9,490	$28,315	$(18,825)
Expansion	21,479	75,637	(54,158)
Total capital expenditures	$30,969	$103,952	$(72,983)

Other financial information:
Quarterly cash distribution declared per unit	$1.1975	$0.9410

Distribution declared:
Limited partner units – public	$22,028	$16,238
Limited partner units – Valero	51,566	37,950
General partner units – Valero	5,003	1,304
Total distribution declared	$78,597	$55,492
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $114.4 million, or 89 percent, in 2015 compared to 2014. The increase was due primarily to revenues of $111.3 million generated by the Houston, St. Charles, and Corpus Christi terminals for the period from the dates of their acquisitions through December 31, 2015. Prior to being acquired by us, the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business did not charge Valero for services provided and, therefore, did not generate revenues. Effective with the acquisition dates, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses and began generating revenues with respect to these assets.
Operating expenses decreased $4.5 million, or 5 percent, in 2015 compared to 2014. The decrease was due primarily to lower maintenance expense of $7.9 million driven primarily by activity at our St. Charles and Houston terminals and our Lucas crude system. The decrease in maintenance expense was partially offset by an increase in insurance expense of $2.7 million as a result of the acquired assets being covered under our own insurance policies. Prior to the acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs. Additionally, salaries, wages, benefits, and incentive compensation for seconded employees increased $941,000 during 2015 due to the annual merit increase.
General and administrative expenses increased $837,000, or 6 percent, in 2015 compared to 2014 due primarily to incremental costs of $620,000 related to the management fee charged to us by Valero as a result of additional administrative services provided to us in connection with our acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, and higher transaction costs of $527,000 associated with the acquisition of businesses from Valero. In 2015, we incurred transaction costs of $546,000 in connection with the March 1, 2015 acquisition of the Houston and St. Charles Terminal Services Business and $438,000 in connection with the October 1, 2015 acquisition of the Corpus Christi Terminal Services Business. In 2014, we incurred $457,000 in connection with the July 1, 2014 acquisition of the Texas Crude Systems Business. These increases were offset by a decrease of $313,000 in costs related to being a separate publicly traded limited partnership.
Depreciation expense increased $8.1 million, or 27 percent, in 2015 compared to 2014 due primarily to $2.8 million in accelerated depreciation related to the retirement of certain assets in the McKee Crude System in 2015, as well as depreciation expense associated with assets placed into service during the latter part of 2014 and beginning of 2015, including the expansion of our Houston, St. Charles, and Corpus Christi terminals.
“Other income, net” decreased $1.3 million, or 85 percent, in 2015 compared to 2014 due primarily to a decrease in interest income (net of bank fees) of $651,000 attributable to a reduced cash balance during 2015. In addition, scrap metal sales decreased $436,000 and right-of-way fees decreased $141,000.
Interest expense increased $5.2 million in 2015 compared to 2014 due primarily to interest expense incurred on borrowings under our revolving credit facility and under the subordinated credit agreements with Valero associated with our acquisitions. See Notes 3 and 7 of Notes to Consolidated Financial Statements. Interest expense on this indebtedness was $5.5 million in 2015.
Our income tax expense is associated with the Texas margin tax. During 2015, we reduced our deferred income tax liabilities due to a reduction in the relative amount of revenue we generate in Texas compared to our total revenue. This reduction was a result of the acquisition of the Houston and St. Charles Terminal Services Business (which includes operations in Louisiana). In addition, in June 2015, the Texas margin tax rate was reduced from 1 percent to 0.75 percent.
The variation in the customary relationship between income tax expense and income before income taxes for the year ended December 31, 2014 was due to the impact of retrospectively adjusting our results of operations to include the $61 million net loss attributable to the acquired businesses for periods prior to their dates of acquisition.

2014 Compared to 2013

Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	Change
Operating revenues – related party	$129,180	$124,985	$4,195
Costs and expenses:
Operating expenses	88,200	84,728	3,472
General and administrative expenses	12,921	7,778	5,143
Depreciation expense	30,098	28,167	1,931
Total costs and expenses	131,219	120,673	10,546
Operating income (loss)	(2,039)	4,312	(6,351)
Other income, net	1,504	309	1,195
Interest expense	(872)	(198)	(674)
Income (loss) before income taxes	(1,407)	4,423	(5,830)
Income tax expense	548	1,434	(886)
Net income (loss)	(1,955)	2,989	(4,944)
Less: Net income (loss) attributable to Predecessor	(61,236)	948	(62,184)
Net income attributable to partners	59,281	2,041	57,240
Less: General partner’s interest in net income	1,379	41	1,338
Limited partners’ interest in net income	$57,902	$2,000	$55,902

Net income per limited partner unit (basic and diluted):
Common units	$1.01	$0.03
Subordinated units	$1.01	$0.03

Weighted average number of limited partner units outstanding:
Common units – basic	28,790	28,790
Common units – diluted	28,791	28,790
Subordinated units – basic and diluted	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2014	2013	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$72,737	$75,908	$(3,171)
Pipeline transportation throughput (BPD) (a)	908,095	814,103	93,992
Average pipeline transportation revenue per barrel (b)	$0.22	$0.26	$(0.04)

Terminaling:
Terminaling revenues	$55,495	$29,642	$25,853
Terminaling throughput (BPD)	545,135	260,704	284,431
Average terminaling revenue per barrel (b)	$0.28	$0.31	$(0.03)

Storage revenues (c)	$948	$19,435	$(18,487)

Total operating revenues – related party	$129,180	$124,985	$4,195

Capital expenditures:
Maintenance	$28,315	$39,358	$(11,043)
Expansion	75,637	81,139	(5,502)
Total capital expenditures	$103,952	$120,497	$(16,545)

Other financial information:
Quarterly cash distribution declared per unit (d)	$0.9410	$0.0370

Distribution declared:
Limited partner units – public	$16,238	$638
Limited partner units – Valero	37,950	1,492
General partner units – Valero	1,304	44
Total distribution declared	$55,492	$2,174
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

(c)
Prior to the IPO, our Predecessor leased some of our refined petroleum products and crude oil storage capacity to Valero. Subsequent to the IPO, under our commercial agreements with Valero, certain of these storage capacity lease agreements were replaced with terminaling fees.

(d)
The quarterly cash distribution for the year ended December 31, 2013 was calculated as the minimum quarterly distribution of $0.2125 per unit prorated for the period from the date of the IPO (December 16, 2013) to December 31, 2013.

Revenues increased $4.2 million, or 3 percent, in 2014 compared to 2013. The increase was due primarily to an increase of $4.1 million at our Port Arthur logistics system driven by higher utilization of the Lucas crude system resulting from higher throughput of domestic crude oil at Valero’s Port Arthur Refinery. Also contributing to the increase in revenues was the interconnection of the Lucas crude system with TransCanada’s Cushing MarketLink pipeline, which began service in June 2014.

Operating expenses increased $3.5 million, or 4 percent, in 2014 compared to 2013. The increase was due to higher maintenance expense of $3.6 million, which was driven primarily by an increase of $5.5 million in costs primarily associated with tank inspections at our St. Charles terminal, partially offset by a decrease of $3.0 million in maintenance expense at our Memphis and Port Arthur logistics systems and Houston terminal. Also, insurance expense increased $2.5 million as a result of us acquiring our own insurance policies. Prior to the IPO and the acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs. These increases were partially offset by a decrease in waste handling costs of $1.9 million at the St. Charles terminal.

General and administrative expenses increased $5.1 million, or 66 percent, in 2014 compared to 2013 due to incremental costs of $2.4 million related to the management fee charged to us by Valero as a result of additional administrative services provided to us following the IPO, and $2.3 million in additional incremental costs of being a separate publicly traded limited partnership. During 2014, we also incurred $457,000 in costs related to the acquisition of the Texas Crude Systems Business.

Depreciation expense increased $1.9 million, or 7 percent, in 2014 compared to 2013 due primarily to the effect of assets placed in service during 2014, including new tanks and improvements to tanks and other terminal assets at the St. Charles terminal.

“Other income, net” increased $1.2 million in 2014 compared to 2013 due primarily to interest income (net of bank fees) of $870,000 earned on our cash and cash equivalents and income from right-of-way fees and the sale of scrap metal of $357,000 earned during 2014. Prior to the IPO, our Predecessor participated in Valero’s centralized cash management system; therefore, it held no cash or cash equivalents, and no interest income was allocated to our Predecessor by Valero.

Interest expense increased $674,000 in 2014 compared to 2013 due to commitment fees of $515,000 and amortization of deferred debt issuance costs of $314,000, both related to our revolving credit facility, which we entered into in connection with the IPO, partially offset by a $155,000 decrease in net interest expense on capital leases.

Our income tax expense is associated with the Texas margin tax. During the second quarter of 2013, deferred tax expense was recorded in connection with the initial recognition of a deferred tax liability associated with a change in the law with respect to the Texas margin tax.

LIQUIDITY AND CAPITAL RESOURCES
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, and issuances of additional debt and equity securities. We may also enter into financing transactions with Valero in connection with acquisitions. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.
Distributions
On January 25, 2016, the board of directors of our general partner declared a distribution of $0.3200 per unit applicable to the fourth quarter of 2015, which equates to $22.7 million in total distributions to unitholders of record as of February 4, 2016. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
December 31, 2015	$0.3200	$22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014
______________
(a) This quarterly distribution reflects the pro rata portion of the minimum quarterly distribution rate of $0.2125 for the partial quarter beginning December 16, 2013 and ending December 31, 2013.

Revolving Credit Facility
We have a total commitment of $750.0 million on the Revolver, which matures in November 2020. The Revolver includes sub-facilities for letters of credit. As of December 31, 2015, we had $175.0 million of borrowings outstanding under the Revolver. See Note 7 of Notes to Consolidated Financial Statements for a description of the Revolver.

Subordinated Credit Agreements
During 2015, we entered into the Loan Agreements under which we borrowed $160.0 million and $395.0 million to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 3 of Notes to Consolidated Financial Statements.
On December 1, 2015, we repaid $185.0 million of this borrowing. As of December 31, 2015, we had $370.0 million outstanding under the Loan Agreements. See Note 7 of Notes to Consolidated Financial Statements for a description of the Loan Agreements.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Cash flows provided by (used in):
Operating activities	$131,430	$26,834	$28,729
Investing activities	(421,031)	(184,014)	(120,489)
Financing activities	133,805	18,641	466,878
Net increase (decrease) in cash and cash equivalents	$(155,796)	$(138,539)	$375,118

(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
Operating Activities
Net cash provided by operating activities in 2015 was $131.4 million, which included net income of $101.8 million plus noncash adjustments (primarily for depreciation expense) of $38.6 million, partially offset by unfavorable changes in working capital of $9.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of an increase in receivables from related party of $9.6 million, as shown in Note 15 of Notes to Consolidated Financial Statements. The increase in receivables from related party was attributable primarily to our newly acquired Houston, St. Charles, and Corpus Christi terminals.
Net cash provided by operating activities in 2014 was $26.8 million, which included a net loss of $2.0 million plus noncash adjustments (primarily for depreciation expense) of $30.2 million, partially offset by unfavorable changes in working capital of $1.3 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The changes in working capital were composed primarily of a decrease in accounts payable of $4.8 million, partially offset by a decrease in receivables from related party of $2.9 million as shown in Note 15 of Notes to Consolidated Financial Statements. The decrease in accounts payable was due primarily to the timing of project expenditures. The decrease in receivables from related party was due to the timing of payments received on outstanding receivables.
Net cash provided by operating activities in 2013 was $28.7 million, which included net income of $3.0 million plus noncash adjustments (primarily for depreciation expense) of $28.7 million, partially offset by unfavorable changes in working capital of $2.9 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The changes in working capital were composed primarily of an increase in receivables from related party of $6.3 million, partially offset by an increase in accounts payable of $2.4 million as shown in Note 15 of Notes to Consolidated Financial Statements. The increases in receivables from related party and accounts payable were due to the use of cash for working capital after the IPO.
Investing Activities
Cash used for investing activities in 2015 was $421.0 million, which was primarily the result of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business effective March 1, 2015 and October 1, 2015, respectively. In connection with the acquisitions, we paid $966.2 million in cash to Valero, and of this amount, $390.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $576.1 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.
Cash used for investing activities in 2014 was $184.0 million, which was primarily the result of the acquisition of the Texas Crude Systems Business effective July 1, 2014. In connection with that acquisition, we paid $154.0 million in cash to Valero, and of this amount $80.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $73.9 million represented the excess purchase price paid over the carrying value, which was reflected as a financing activity as described below.

In addition, we and our Predecessor incurred capital expenditures of $31.0 million, $104.0 million, and $120.5 million in 2015, 2014, and 2013, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.

Financing Activities
Cash provided by financing activities for 2015 of $133.8 million consisted primarily of the $555.0 million of proceeds from the Loan Agreements with Valero in connection with the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, $200.0 million of borrowings under the Revolver, $189.7 million in cash proceeds (net of the underwriting discount) received in connection with the 2015 Offering, and $4.0 million in cash proceeds from the issuance of general partner units. These cash inflows were offset by the $576.1 million of excess purchase price paid over the carrying value for the acquired businesses as described above under “Investing Activities;” $211.2 million in repayments of borrowings under the Revolver, the Loan Agreements, and capital lease obligations; $71.7 million in cash distributions to limited partners and our general partner; and $2.3 million of debt issuance costs related to the Revolver. Further, we reflected a net transfer from Valero of $47.1 million related to the cash flows associated with our Predecessor.
Our financing activities provided cash of $18.6 million in 2014, which consisted primarily of the $73.9 million of excess purchase price paid for the acquisition of the Texas Crude Systems Business over the carrying value of the assets as described above under “Investing Activities.” In addition, we paid $41.8 million in cash distributions to limited partners and our general partner, $3.2 million of offering costs related to the IPO, and $1.1 million of debt issuance costs related to the Revolver. These cash outflows were offset by a net transfer from Valero of $139.7 million related to the 2014 cash activity for the assets acquired on July 1, 2014, March 1, 2015, and October 1, 2015.
In 2013, our financing activities provided cash of $466.9 million, which was primarily from the net cash proceeds of $372.4 million in cash proceeds (net of the underwriting discount) received in connection with the IPO and the net transfers from Valero of $92.6 million.

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
Our capital expenditures for the past three years were as follows (in thousands):

	Years Ended December 31,
	2015	2014 (a)	2013 (a)
Maintenance	$9,490	$28,315	$39,358
Expansion (b)	21,479	75,637	81,139
Total capital expenditures	$30,969	$103,952	$120,497

(a) Prior period financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
(b) This table excludes amounts paid to Valero for the acquired businesses. See Note 3 in Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in 2015 were primarily directed toward the following activities:

•	the expansion and improvement of assets at our Corpus Christi terminals;

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system; and

•	the improvement of assets at our St. Charles terminal that will extend the useful lives of the tanks.
Our capital expenditures in 2014 were primarily directed toward the following activities:

•	new tanks and improvements to tanks and other terminal assets at our St. Charles and Houston terminals;

•	the expansion and improvement of assets at our Corpus Christi terminals; and

•	expansion of the Three Rivers crude system.

Our capital expenditures in 2013 were primarily directed toward the following activities:

•	new tanks and improvements to tanks and other terminal assets at our St. Charles and Houston terminals;

•	the expansion and improvement of assets at our Corpus Christi terminals;

•	interconnection with TransCanada’s Cushing MarketLink pipeline; and

•	expansion of the McKee crude system.
For the full year of 2016, we expect our capital expenditures to be approximately $16.0 million. Our estimate consists of approximately $11.0 million for maintenance capital expenditures and approximately $5.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
In addition to the above-mentioned capital expenditures, $27.4 million of capital projects were funded by Valero primarily related to the Houston, St. Charles, and Corpus Christi terminals. Valero agreed to fund these projects as part of our acquisitions of the Houston and St. Charles Terminal Services Business and Corpus Christi Terminal Services Business. See Note 15 of Notes to Consolidated Financial Statements for further description of these noncash activities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
A summary of our contractual obligations as of December 31, 2015 is shown in the table below (in thousands):

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
Debt and capital lease obligations (including interest on capital lease obligations)	$963	$—	$—	$—	$545,000	$—	$545,963
Operating lease obligations	8,229	8,229	8,186	8,186	8,186	35,588	76,604
Other long-term liabilities	—	—	—	—	—	1,116	1,116
Total	$9,192	$8,229	$8,186	$8,186	$553,186	$36,704	$623,683

Debt and Capital Lease Obligations
During 2015, we borrowed $200.0 million under the Revolver and $555.0 million under the Loan Agreements with Valero in connection with the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business. In July 2015, we repaid $25.0 million of the outstanding balance under the Revolver, and in December 2015, we repaid $185.0 million of the outstanding balance under the Loan Agreements.
As of December 31, 2015, we had $175.0 million and $370.0 million of borrowings outstanding under the Revolver and the Loan Agreements, respectively.
Our capital lease agreements have remaining terms that expire during 2016 and have automatic renewal terms for 30 years. Upon renewal, we may terminate these agreements at our option by providing five-years written notice of cancellation until August 2031 upon which time we are only required to provide one-year written notice of cancellation. We expect that in the normal course of business, these leases will be renewed or replaced by other leases.
Our debt and capital lease agreements are described in Note 7 of Notes to Consolidated Financial Statements.
Operating Lease Obligations
In connection with the acquisitions, we entered into lease and access agreements with Valero with respect to the land on which each terminal is located (see Note 4 of Notes to Consolidated Financial Statements for a full description of these agreements). Additionally, we have long-term operating lease commitments with third parties for land used in the storage and transportation of crude oil and refined petroleum products. Operating lease obligations include all operating leases that have initial or remaining noncancelable terms in excess of one year.
Other Long-term Liabilities
Our other long-term liabilities are described in Note 6 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the table above, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2015.
Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the FERC under the ICA and EPAct. Our pipelines and terminal operations are also subject to safety regulations adopted by the DOT, as well as to state regulations. For more information on federal and state regulations affecting our business, please read Item 1., “Business—Rate and Other Regulations—FERC and Common Carrier Regulations.”
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
Any debt that we incur under our Revolver and the Loan Agreements will bear interest at a variable rate and will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. As of December 31, 2015, we had $545.0 million of aggregate borrowings outstanding under our Revolver and notes payable to related party with a weighted-average interest rate of 1.5 percent and expected maturity in 2020. The fair value of our debt and notes payable to related party approximate their carrying values as our borrowings bear interest based upon short-term floating market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Partners LP. Our management evaluated the effectiveness of Valero Energy Partners LP’s internal control over financial reporting as of December 31, 2015. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 68 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC
We have audited the accompanying consolidated balance sheets of Valero Energy Partners LP and its subsidiaries (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Partners LP and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the PCAOB, the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC
We have audited Valero Energy Partners LP (the Partnership’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Valero Energy Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero Energy Partners LP and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 26, 2016

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,
	2015	2014 (a)
ASSETS
Current assets:
Cash and cash equivalents	$80,783	$236,579
Receivables from related party	18,088	8,499
Prepaid expenses and other	632	727
Total current assets	99,503	245,805
Property and equipment, at cost	1,010,881	959,659
Accumulated depreciation	(263,599)	(230,896)
Property and equipment, net	747,282	728,763
Deferred charges and other assets, net	3,322	1,385
Total assets	$850,107	$975,953
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of debt and capital lease obligations	$913	$1,200
Accounts payable	9,264	4,297
Accrued liabilities	1,690	1,054
Taxes other than income taxes	1,276	765
Deferred revenue from related party	129	124
Total current liabilities	13,272	7,440
Debt and capital lease obligations, net of current portion	175,246	1,519
Notes payable to related party	370,000	—
Deferred income taxes	320	830
Other long-term liabilities	1,116	1,065
Commitments and contingencies
Partners’ capital:
Common unitholders – public (21,509,651 and 17,255,208 units outstanding)	581,489	374,954
Common unitholder – Valero (15,018,602 and 11,539,989 units outstanding)	28,430	58,844
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	(313,961)	146,804
General partner – Valero (1,332,829 and 1,175,102 units outstanding)	(5,805)	4,617
Net investment	—	379,880
Total partners’ capital	290,153	965,099
Total liabilities and partners’ capital	$850,107	$975,953

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Amounts)

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Operating revenues – related party	$243,624	$129,180	$124,985
Costs and expenses:
Operating expenses (b)	83,681	88,200	84,728
General and administrative expenses (c)	13,758	12,921	7,778
Depreciation expense	38,203	30,098	28,167
Total costs and expenses	135,642	131,219	120,673
Operating income (loss)	107,982	(2,039)	4,312
Other income, net	223	1,504	309
Interest and debt expense, net of capitalized interest (d)	(6,113)	(872)	(198)
Income (loss) before income taxes	102,092	(1,407)	4,423
Income tax expense	251	548	1,434
Net income (loss)	101,841	(1,955)	2,989
Less: Net income (loss) attributable to Predecessor	(30,037)	(61,236)	948
Net income attributable to partners	131,878	59,281	2,041
Less: General partner’s interest in net income	6,069	1,379	41
Limited partners’ interest in net income	$125,809	$57,902	$2,000

Net income per limited partner unit – basic and diluted:
Common units	$2.12	$1.01	$0.03
Subordinated units	$2.07	$1.01	$0.03

Weighted-average limited partner units outstanding:
Common units – basic	31,222	28,790	28,790
Common units – diluted	31,222	28,791	28,790
Subordinated units – basic and diluted	28,790	28,790	28,790

Cash distribution declared per unit	$1.1975	$0.9410	$0.0370

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(b) Operating expenses – related party	$38,161	$34,226	$31,759
(c) General and administrative expenses – related party	$10,933	$10,460	$7,697
(d) Interest and debt expense – related party	$3,190	$—	$—
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2012 (a)	$—	$—	$—	$—	$549,469	$549,469
Net income:
Attributable to Predecessor (a)	—	—	—	—	948	948
Attributable to partners	599	401	1,000	41	—	2,041
Net transfers from Valero Energy Corporation (a)	—	—	—	—	92,285	92,285
Prefunding of capital projects by Valero Energy Corporation	—	—	—	—	3,500	3,500
Allocation of net investment to unitholders	—	75,597	188,601	6,126	(270,324)	—
Proceeds from initial public offering, net of offering costs	369,226	—	—	—	—	369,226
Balance as of December 31, 2013 (a)	369,825	75,998	189,601	6,167	375,878	1,017,469
Net income (loss):
Attributable to Predecessor (a)	—	—	—	—	(61,236)	(61,236)
Attributable to partners	17,346	11,605	28,951	1,379	—	59,281
Net transfers from Valero Energy Corporation (a)	—	—	—	—	145,354	145,354
Allocation of Valero Energy Corporation’s net investment in the Texas Crude Systems Business	—	22,276	55,572	2,268	(80,116)	—
Consideration paid to Valero Energy Corporation for the Texas Crude Systems Business	—	(42,818)	(106,822)	(4,360)	—	(154,000)
Cash distributions to unitholders	(12,281)	(8,217)	(20,498)	(837)	—	(41,833)
Distribution equivalent right payments	(4)	—	—	—	—	(4)
Unit-based compensation	68	—	—	—	—	68
Balance as of December 31, 2014 (a)	374,954	58,844	146,804	4,617	379,880	965,099
Net income (loss):
Attributable to Predecessor	—	—	—	—	(30,037)	(30,037)
Attributable to partners	37,183	28,548	60,078	6,069	—	131,878
Net transfers from Valero Energy Corporation	—	—	—	—	40,301	40,301
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	111,433	267,700	11,011	(390,144)	—
Consideration paid to Valero Energy Corporation for acquisitions	—	(330,539)	(773,685)	(31,996)	—	(1,136,220)
Units issued to Valero Energy Corporation in connection with acquisitions	—	166,600	—	3,400	—	170,000
Units issued in public offering, net of offering costs	188,915	—	—	4,011	—	192,926
Noncash capital contributions from Valero Energy Corporation	—	8,898	18,063	787	—	27,748
Cash distributions to unitholders	(19,725)	(15,354)	(32,921)	(3,704)	—	(71,704)
Distribution equivalent right payments	(11)	—	—	—	—	(11)
Unit-based compensation	173	—	—	—	—	173
Balance as of December 31, 2015	$581,489	$28,430	$(313,961)	$(5,805)	$—	$290,153

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Cash flows from operating activities:
Net income (loss)	$101,841	$(1,955)	$2,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	38,203	30,098	28,167
Deferred income tax expense (benefit)	(228)	43	941
Changes in current assets and current liabilities	(8,973)	(1,318)	(2,947)
Changes in deferred charges and credits and other operating activities, net	587	(34)	(421)
Net cash provided by operating activities	131,430	26,834	28,729
Cash flows from investing activities:
Capital expenditures	(30,969)	(103,952)	(120,497)
Acquisitions from Valero Energy Corporation	(390,144)	(80,116)	—
Proceeds from dispositions of property and equipment	82	54	8
Net cash used in investing activities	(421,031)	(184,014)	(120,489)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—	—
Proceeds from notes payable to related party	555,000	—	—
Repayments of debt and capital lease obligations	(26,200)	(1,048)	(1,059)
Repayment of note payable to related party	(185,000)	—	—
Payment of debt issuance costs	(2,322)	(1,071)	(572)
Prefunding of capital projects by Valero Energy Corporation	—	—	3,500
Proceeds from issuance of common units, net of discount	189,683	—	372,449
Proceeds from issuance of general partner units	4,011	—	—
Payment of offering costs	(666)	(3,223)	—
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	(576,076)	(73,884)	—
Cash distributions to unitholders and distribution equivalent right payments	(71,715)	(41,837)	—
Net transfers from Valero Energy Corporation	47,090	139,704	92,560
Net cash provided by financing activities	133,805	18,641	466,878
Net increase (decrease) in cash and cash equivalents	(155,796)	(138,539)	375,118
Cash and cash equivalents at beginning of year	236,579	375,118	—
Cash and cash equivalents at end of year	$80,783	$236,579	$375,118

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION
Business
Valero Energy Partners LP (the Partnership) is a fee-based, master limited partnership formed by Valero (defined below) in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets.
References in this report to “Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
On December 16, 2013, the Partnership completed its initial public offering (the IPO) of 17,250,000 common units representing limited partner interests as further described in Note 11. Immediately following the IPO, the Partnership included the assets, liabilities, and results of operations of certain crude oil and refined petroleum products pipelines, terminals, and other logistics assets previously owned and operated by Valero, which are referred to as the Contributed Assets. We acquired from Valero the Texas Crude Systems Business on July 1, 2014, the Houston and St. Charles Terminal Services Business on March 1, 2015, and the Corpus Christi Terminal Services Business on October 1, 2015 (collectively, the Acquisitions). See Note 3 for further discussion of these Acquisitions from Valero. As of December 31, 2015, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of nine of Valero’s refineries.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero and, prior to the IPO, our Predecessor (defined below) leased certain crude oil and refined petroleum products storage capacity to Valero.
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership as well as our Predecessor (defined below). All intercompany accounts and transactions have been eliminated.
The Contributed Assets and the Acquisitions were accounted for as transfers of businesses between entities under the common control of Valero. As entities under the common control of Valero, we recorded the Contributed Assets and the Acquisitions on our balance sheet at Valero’s carrying value rather than fair value. Transfers between entities under common control are accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to furnish comparative information. Accordingly, the Partnership’s financial statements and related notes have been retrospectively adjusted to include the historical results of the Acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to the historical results of the Contributed Assets prior to the IPO and the Acquisitions prior to their respective acquisition dates as those of our “Predecessor.”
The combined financial statements of our Predecessor were derived from the consolidated financial statements and accounting records of Valero and reflect the combined historical financial position, results of operations, and cash flows of our Predecessor as if the Contributed Assets and the Acquisitions had been combined for periods prior to the IPO and the effective dates of each acquisition.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no transactions between the operations of our Predecessor; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition, our Predecessor’s statements of income include direct charges for the management and operation of our assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting, and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the IPO and the Acquisitions, our Predecessor transferred cash to Valero daily and Valero funded our Predecessor’s operating and investing activities as needed. Therefore, transfers of cash to and from Valero’s cash management system are reflected as a component of net investment and are reflected as a financing activity in our statements of cash flows. In addition, interest expense was not included on the net cash transfers from Valero.
The financial information presented for the periods after the IPO for the Contributed Assets and after the effective dates of the Acquisitions represents the consolidated financial position, results of operations, and cash flows of the Partnership.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Partnership as well as our Predecessor. All intercompany accounts and transactions have been eliminated.
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
Property and Equipment
The cost of property and equipment purchased or constructed, including betterments of property assets, is capitalized. However, the cost of repairs and normal maintenance of property and equipment is expensed when incurred. Betterments of property and equipment are those that extend the useful lives of the property and equipment or improve the safety of our operations. The cost of property and equipment constructed

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes interest and certain overhead costs allocable to the construction activities. Property and equipment also includes our 33⅓ percent undivided interest in certain assets.
When property and equipment are retired or replaced, the cost and related accumulated depreciation are eliminated, with any gain or loss reflected in depreciation expense, unless such amounts are reported separately due to materiality.
Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Assets acquired under capital lease agreements are amortized on a straight-line basis over (i) the lease term if transfer of ownership does not occur at the end of the lease term or (ii) the estimated useful life of the asset if transfer of ownership occurs at the end of the lease term.
Impairment of Assets
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods.
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
Prior to the IPO, our Predecessor recognized revenues under various operating leases with Valero for crude oil and refined petroleum products storage capacity.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income
We have not reported comprehensive income due to the absence of items of other comprehensive income in the years presented.
Segment Reporting
Our operations consist of one reportable segment and all of our operations are conducted, and all of our assets are located, in the U.S.
New Accounting Pronouncements
In May 2014, the Accounting Standards Codification (ASC) was amended and a new accounting standard, ASC Topic 606, “Revenue from Contracts with Customers,” was issued to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the effective date of the new standard was deferred by one year. As a result, the standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient, as allowed by the new standard, or retrospectively with a cumulative-effect adjustment to partners’ capital as of the date of initial application. Early adoption is permitted, but not before the original effective date, which was for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. We are currently evaluating the effect that adopting this new standard will have on our financial statements and related disclosures.
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
In April 2015, the provisions of ASC Subtopic 835-30, “Interest–Imputation of Interest,” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. In August 2015, these provisions were further amended with guidance from the Securities and Exchange Commission staff that they would not object to an entity deferring and presenting debt issuance costs related to line-of-credit

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These provisions are to be applied retrospectively and are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance effective January 1, 2016 will not affect our financial position or results of operations as our debt issuance costs are associated with our revolving credit facility as further discussed in Note 7.
Also in April 2015, the provisions of ASC Topic 260, “Earnings Per Share,” were amended to provide guidance on how master limited partnerships apply the two-class method of calculating earnings per unit for historical periods when they receive net assets in a dropdown transaction that is accounted for as a transaction between entities under common control as required under Subtopic 805-50, “Business Combinations–Related Issues.” The amendments specify that for purposes of calculating earnings per unit under the two-class method for periods before the date of a dropdown transaction, earnings or losses of a transferred business should be allocated entirely to the general partner. Qualitative disclosures are also required to describe how the rights to earnings or losses differ before and after the dropdown transaction for purposes of computing earnings per unit under the two-class method. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted, and should be applied retrospectively for all financial statements presented. We have historically calculated our net income per unit after a dropdown transaction as prescribed by these provisions; therefore, the adoption of this guidance effective January 1, 2016 will not affect our net income per unit for periods prior to January 1, 2016, but will result in additional disclosures.
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
In November 2015, the provisions of ASC Topic 740, “Income Taxes,” were amended to simplify the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The amendments are effective for financial statements for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of any interim or annual period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Entities applying the guidance retrospectively shall disclose in the first interim and first annual period of adoption the nature of and reason for the change in accounting principle and quantitative information about the effects

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the accounting change on prior periods. We have elected to adopt this guidance effective January 1, 2016 on a retrospective basis, and such adoption will not affect our financial position as our deferred income tax assets and liabilities are already classified as noncurrent in our balance sheets.
In January 2016, the provisions of ASC Subtopic 825-10, “Financial Instruments–Overall,” were amended to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The amendment (i) requires equity investments (except those accounted for under the equity method or that are consolidated) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement for an entity to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; (iv) requires an entity to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. These provisions are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.
In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	ACQUISITIONS
In connection with the Acquisitions, we entered into various agreements with Valero related to the acquisition agreements, including an amended and restated omnibus agreement, an amended and restated services and secondment agreement, lease agreements, and additional schedules to our commercial agreements. See Note 4 for a summary of the terms of these agreements.
Acquisition of the Texas Crude Systems Business
On July 1, 2014, we acquired the Texas Crude Systems Business from Valero for total cash consideration of $154.0 million. The Texas Crude Systems Business is engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee Crude System (supporting Valero’s McKee Refinery), the Three Rivers Crude System (supporting Valero’s Three Rivers Refinery), and the Wynnewood Products System (supporting Valero’s Ardmore Refinery).
Acquisition of the Houston and St. Charles Terminals Services Business
Effective March 1, 2015, we acquired two subsidiaries from Valero that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana) for total consideration of $671.2 million, which consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement with Valero. See Note 7 for further discussion of the borrowings under our revolving credit facility and subordinated credit agreement.
Acquisition of the Corpus Christi Terminal Services Business
Effective October 1, 2015, we acquired Valero’s Corpus Christi East Terminal and Corpus Christi West Terminal (collectively, the Corpus Christi Terminal Services Business) for total consideration of $465.0 million, which consisted of (i) a cash distribution of $395.0 million and (ii) the issuance of 1,570,513 common units and 32,051 general partner units having an aggregate value of $70.0 million. We funded the cash distribution to Valero with $395.0 million of proceeds from a subordinated credit agreement with Valero. The Corpus Christi Terminal Services Business is engaged in the business of terminaling crude oil, intermediates, and refined petroleum products at terminals in Corpus Christi, Texas and supports Valero’s Corpus Christi East and West Refineries. See Note 7 for further discussion of the borrowings under our subordinated credit agreement.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Reported Financial Information
The following table presents our previously reported balance sheet as of December 31, 2014 retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business (in thousands). The assets and liabilities of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business are included in our previously reported balance sheet as of December 31, 2014.

	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
ASSETS
Current assets:
Cash and cash equivalents	$236,579	$—	$236,579
Receivables from related party	8,499	—	8,499
Prepaid expenses and other	727	—	727
Total current assets	245,805	—	245,805
Property and equipment, at cost	819,104	140,555	959,659
Accumulated depreciation	(174,530)	(56,366)	(230,896)
Property and equipment, net	644,574	84,189	728,763
Deferred charges and other assets, net	1,385	—	1,385
Total assets	$891,764	$84,189	$975,953
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of debt and capital lease obligations	$1,200	$—	$1,200
Accounts payable	4,297	—	4,297
Accrued liabilities	1,054	—	1,054
Taxes other than income taxes	765	—	765
Deferred revenue from related party	124	—	124
Total current liabilities	7,440	—	7,440
Debt and capital lease obligations, net of current portion	1,519	—	1,519
Deferred income taxes	830	—	830
Other long-term liabilities	1,065	—	1,065
Partners’ capital:
Common unitholders – public	374,954	—	374,954
Common unitholder – Valero	58,844	—	58,844
Subordinated unitholder – Valero	146,804	—	146,804
General partner – Valero	4,617	—	4,617
Net investment	295,691	84,189	379,880
Total partners’ capital	880,910	84,189	965,099
Total liabilities and partners’ capital	$891,764	$84,189	$975,953

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our previously reported statements of income for the years ended December 31, 2014 and 2013 retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business (in thousands). The results of operations of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business are included in our previously reported statements of income for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$129,180	$—	$129,180
Costs and expenses:
Operating expenses	70,507	17,693	88,200
General and administrative expenses	12,597	324	12,921
Depreciation expense	26,953	3,145	30,098
Total costs and expenses	110,057	21,162	131,219
Operating income (loss)	19,123	(21,162)	(2,039)
Other income, net	1,504	—	1,504
Interest and debt expense, net of capitalized interest	(872)	—	(872)
Income (loss) before income taxes	19,755	(21,162)	(1,407)
Income tax expense	548	—	548
Net income (loss)	19,207	(21,162)	(1,955)
Less: Net loss attributable to Predecessor	(40,074)	(21,162)	(61,236)
Net income attributable to partners	$59,281	$—	$59,281

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2013
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$124,985	$—	$124,985
Costs and expenses:
Operating expenses	68,529	16,199	84,728
General and administrative expenses	7,456	322	7,778
Depreciation expense	25,162	3,005	28,167
Total costs and expenses	101,147	19,526	120,673
Operating income (loss)	23,838	(19,526)	4,312
Other income, net	309	—	309
Interest and debt expense, net of capitalized interest	(198)	—	(198)
Income (loss) before income taxes	23,949	(19,526)	4,423
Income tax expense	1,434	—	1,434
Net income (loss)	22,515	(19,526)	2,989
Less: Net income (loss) attributable to Predecessor	20,474	(19,526)	948
Net income attributable to partners	$2,041	$—	$2,041

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our previously reported statements of cash flows for the years ended December 31, 2014 and 2013 retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business (in thousands). The cash flows of the Texas Crude Systems Business and the Houston and St. Charles Terminal Services Business are included in our previously reported statements of cash flows for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$19,207	$(21,162)	$(1,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	26,953	3,145	30,098
Deferred income tax expense	43	—	43
Changes in current assets and current liabilities	(1,318)	—	(1,318)
Changes in deferred charges and credits and other operating activities, net	(34)	—	(34)
Net cash provided by (used in) operating activities	44,851	(18,017)	26,834
Cash flows from investing activities:
Capital expenditures	(69,928)	(34,024)	(103,952)
Acquisition of the Texas Crude Systems Business from Valero Energy Corporation	(80,116)	—	(80,116)
Proceeds from dispositions of property and equipment	54	—	54
Net cash used in investing activities	(149,990)	(34,024)	(184,014)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,048)	—	(1,048)
Payment of debt issuance costs	(1,071)	—	(1,071)
Payment of offering costs	(3,223)	—	(3,223)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Texas Crude Systems Business	(73,884)	—	(73,884)
Cash distributions to unitholders and distribution equivalent right payments	(41,837)	—	(41,837)
Net transfers from Valero Energy Corporation	87,663	52,041	139,704
Net cash provided by (used in) financing activities	(33,400)	52,041	18,641
Net decrease in cash and cash equivalents	(138,539)	—	(138,539)
Cash and cash equivalents at beginning of year	375,118	—	375,118
Cash and cash equivalents at end of year	$236,579	$—	$236,579

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2013
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$22,515	$(19,526)	$2,989
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	25,162	3,005	28,167
Deferred income tax expense	941	—	941
Changes in current assets and current liabilities	(2,947)	—	(2,947)
Changes in deferred charges and credits and other operating activities, net	(421)	—	(421)
Net cash provided by (used in) operating activities	45,250	(16,521)	28,729
Cash flows from investing activities:
Capital expenditures	(109,812)	(10,685)	(120,497)
Proceeds from dispositions of property and equipment	8	—	8
Net cash used in investing activities	(109,804)	(10,685)	(120,489)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	(1,059)	—	(1,059)
Prefunding of capital projects by Valero	3,500	—	3,500
Proceeds from issuance of common units, net of discount	372,449	—	372,449
Payment of debt issuance costs	(572)	—	(572)
Net transfers from Valero Energy Corporation	65,354	27,206	92,560
Net cash provided by financing activities	439,672	27,206	466,878
Net increase in cash and cash equivalents	375,118	—	375,118
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$375,118	$—	$375,118

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED-PARTY AGREEMENTS AND TRANSACTIONS
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
Prior to the IPO and the Acquisitions, our operating and general and administrative expenses included charges to our Predecessor for the management of our operations and the allocation of certain overhead and shared services expenses by Valero. These charges and allocations included such items as management oversight, information technology, legal, human resources, and other financial and administrative services. These allocations do not fully reflect the expenses that would have been incurred had we been a stand-alone limited partnership. Our management believes the charges allocated to our Predecessor were a reasonable reflection of the utilization of services provided, but they cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not have existed.
Agreements with Valero
The following agreements became effective with the IPO on December 16, 2013, and with the Acquisitions, coinciding with the effective dates of each acquisition.
Commercial Agreements
In connection with the IPO, we entered into a master transportation services agreement and a master terminal services agreement (collectively, the commercial agreements) with Valero. Under these commercial agreements, we provide transportation and terminaling services to Valero and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. We entered into schedules under these commercial agreements in connection with the IPO. Each schedule has an initial term through December 16, 2023 and, with the exception of our El Paso truck rack and Memphis truck rack, Valero has the option to renew the agreements with respect to each asset for one additional five-year term.
In connection with the acquisition of the Texas Crude Systems Business, we entered into additional schedules under these commercial agreements with respect to each system acquired. Each schedule has an initial term through July 1, 2024 with one five-year renewal at Valero’s option and contains minimum throughput requirements and inflation escalators.
In connection with the acquisition of the Houston and St. Charles Terminal Services Business, we entered into additional schedules under our master terminal services agreement with respect to each terminal acquired. Each schedule contains minimum throughput requirements and inflation escalators, has an initial term through March 1, 2025 and, in the case of the Houston Terminal, provides Valero an option to renew for one additional five-year term, and, in the case of the St. Charles Terminal, provides Valero an option to renew through January 31, 2030.
In connection with the acquisition of the Corpus Christi Terminal Services Business, we entered into an additional schedule under our master terminal services agreement. This schedule has an initial term through

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2025, provides Valero an option to renew for one additional five-year term, and contains minimum throughput requirements and inflation escalators.
Amended and Restated Omnibus Agreement
In connection with the IPO, we entered into an omnibus agreement with Valero, certain of its subsidiaries, and our general partner. In connection with the Acquisitions, we entered into an amended and restated omnibus agreement with Valero, including its amended and restated schedules. The amended and restated agreement addresses the following matters:

•
our payment of an annual administrative fee (payable in equal monthly installments) for the management of our operations and general corporate services by Valero. The fee was increased from $9.2 million in 2014 to $10.4 million in connection with the acquisition of the Houston and St. Charles Terminal Services Business in March 2015. The fee was increased again in October 2015 to $11.2 million per year in connection with the acquisition of the Corpus Christi Terminal Services Business. Each increase in 2015 was prorated based on the number of days from the effective dates of each acquisition to December 31, 2015;

•	our obligation to reimburse Valero for certain direct or allocated costs and expenses incurred by Valero on our behalf;

•	our right of first offer to acquire certain of Valero’s transportation and logistics assets through December 2018;

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
Amended and Restated Services and Secondment Agreement
In connection with the IPO, our general partner entered into a services and secondment agreement with Valero under which employees of Valero are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Acquisitions, our general partner entered into an amended and restated services and secondment agreement with Valero, including its amended and restated exhibits, to provide for the secondment of employees to our general partner for the provision of services with respect to the assets acquired in the Acquisitions.
This agreement will continue for an initial term of ten years from the Service Date (as described in the agreement) with respect to each asset and will automatically extend for successive renewal terms of one year each, unless terminated by either party upon at least 30 days’ prior written notice before the end of the initial term or any renewal term. In addition, our general partner may terminate the agreement or reduce the level of services under the agreement at any time upon 30 days’ prior written notice.
Tax Sharing Agreement
Under our tax sharing agreement with Valero, we are required to reimburse Valero for our share of state and local income and other taxes incurred by Valero as a result of our tax items and attributes being included in a combined or consolidated state tax return filed by Valero with respect to taxable periods including or beginning on the closing date of the IPO. The amount of any such reimbursement will be limited to any entity-level tax that we would have paid directly had we not been included in a combined group with Valero. While Valero may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax, we are nevertheless required to reimburse Valero for the tax we would have owed had the attributes not been available or used for our benefit, even though Valero had no cash expense for that period.
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
Lease and Access Agreements
We entered into two lease and access agreements with Valero with respect to the land on which the Houston and St. Charles terminals are located. Each agreement has an initial term through March 1, 2025 with four automatic successive renewal periods of five years each, provided that the final renewal period for the St. Charles terminal agreement will end on December 31, 2044. Either party may terminate the lease after the initial term by providing written notice. Initially, our base rent under the Houston and St. Charles terminal agreements totals $6.4 million per year and each agreement is subject to annual inflation escalators. We are also required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises.
We entered into two lease and access agreements with Valero with respect to the land on which the Corpus Christi East and West terminals are located. Each agreement has an initial term through October 1, 2025 with four automatic successive renewal periods of five years each. Either party may terminate the lease after the initial term by providing written notice. Initially, our base rent under the Corpus Christi East and West terminal agreements totals $1.7 million per year and each agreement is subject to annual inflation escalators.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are also required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises.
Subordinated Credit Agreements
We have subordinated credit agreements with Valero as further described in Note 7.
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	December 31,
	2015	2014
Trade receivables – related party	$26,103	$10,515
Due to related party	(8,015)	(2,016)
Receivables from related party	$18,088	$8,499
The amounts shown in our balance sheets as “deferred revenue from related party” represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our commercial agreements described above.
All of our operating revenues are generated by providing services to Valero under our commercial agreements with Valero. The cost of services provided to us by Valero, including the cost of financing provided to us by Valero in connection with certain of the Acquisitions as more fully described in Notes 3 and 7, are reflected in the supplemental information disclosure on our statements of income.
Net Investment
The following is a reconciliation of the amounts presented as net transfers from Valero on our statements of partners’ capital and statements of cash flows (in thousands).

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Net transfers from Valero per statements of partners’ capital	$40,301	$145,354	$92,285
Less: Noncash transfers from (to) Valero	(6,789)	5,650	(275)
Net transfers from Valero per statements of cash flows	$47,090	$139,704	$92,560

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
See Note 15 for additional information related to our noncash transfers from (to) Valero.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of our receivables were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.
Leases
Prior to the IPO, our Predecessor leased some of our crude oil and refined petroleum products storage capacity to Valero. There were no minimum lease requirements under these Predecessor agreements. After the IPO and the Acquisitions, certain of our system’s schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all lease agreements are recorded within “operating revenues –related party” in our statements of income.
The amounts shown in our statements of income as “operating revenues – related party” included revenues from our current lease arrangements as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Minimum rental revenues	$128,468	$16,806	$206
Contingent rental revenues	22,949	5,520	18,318
Total lease revenues	$151,417	$22,326	$18,524
As of December 31, 2015, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

2016	$194,078
2017	193,550
2018	193,550
2019	193,550
2020	194,078
Thereafter	821,539
Total minimum rental payments	$1,790,345

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	December 31, 2015
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$228,586	$46,739	$275,325
Terminals and related assets	110,758	580,194	690,952
Other	9,352	—	9,352
Land	4,672	—	4,672
Construction-in-progress	30,580	—	30,580
Property and equipment, at cost	383,948	626,933	1,010,881
Accumulated depreciation	(118,580)	(145,019)	(263,599)
Property and equipment, net	$265,368	$481,914	$747,282

	December 31, 2014 (b)
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$227,780	$45,695	$273,475
Terminals and related assets	535,464	72,326	607,790
Other	9,439	—	9,439
Land	4,672	—	4,672
Construction-in-progress	64,283	—	64,283
Property and equipment, at cost	841,638	118,021	959,659
Accumulated depreciation	(211,877)	(19,019)	(230,896)
Property and equipment, net	$629,761	$99,002	$728,763

(a) Represents assets owned by us for which we are the lessor (see Note 4). Certain assets acquired in the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business were reflected as assets under operating leases subsequent to the acquisitions on March 1, 2015 and October 1, 2015, respectively.

(b) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
We have certain pipeline assets under capital lease agreements totaling $14.9 million as of December 31, 2015 and 2014. Accumulated amortization on assets under capital leases was $14.1 million and $13.0 million as of December 31, 2015 and 2014, respectively.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	ASSET RETIREMENT OBLIGATIONS
We have asset retirement obligations with respect to certain of our pipelines and terminals that we are required to perform under law or contract once the asset is retired from service, and we have recognized obligations to restore certain leased properties to substantially the same condition as when such property was delivered to us or to its improved condition as prescribed by the lease agreements. With respect to all other property and equipment, it is our practice and current intent to maintain these assets and continue to make improvements to these assets as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these assets as of December 31, 2015 and 2014. We will recognize a liability at such time when sufficient information exists to estimate a range of potential settlement dates that is needed to employ a present value technique to estimate fair value.
Changes in our asset retirement obligations were as follows (in thousands):

	December 31,
	2015	2014	2013
Balance as of beginning of year	$975	$931	$889
Accretion expense	46	44	42
Balance as of end of year	$1,021	$975	$931
We do not expect any short-term spending and, as a result, there is no current liability reported for asset retirement obligations as of December 31, 2015 and 2014. Accretion expense is reflected in depreciation expense.
There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DEBT AND CAPITAL LEASE OBLIGATIONS
Revolving Credit Facility
In November 2015, we amended and restated our senior unsecured revolving credit facility agreement (the Revolver) to, among other things, extend the maturity date from December 2018 to November 2020 and increase the total commitment from $300.0 million to $750.0 million. We incurred $2.3 million of debt issuance costs in connection with this amendment. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion and we may request two additional one-year extensions of the maturity date, subject to certain conditions. The Revolver includes a letter of credit sub-facility of up to $100.0 million. Our obligations under the Revolver are jointly and severally guaranteed by our directly owned subsidiary, Valero Partners Operating Co. LLC.
Outstanding borrowings under the Revolver bear interest, at our option, at either (a) the adjusted LIBO rate (as described in the Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as described in the Revolver) plus the applicable margin. The Revolver also requires payments for customary fees, including commitment fees, letter of credit participation fees, and administrative agent fees.
The Revolver contains certain restrictive covenants, including a covenant that requires us to maintain a ratio of total debt to EBITDA (as defined in the Revolver) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). The Revolver contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for an agreement of this type that could, among other things, limit our ability to pay distributions to our unitholders.
In connection with the acquisition of the Houston and St. Charles Terminal Services Business as described in Note 3, we borrowed $200.0 million under the Revolver in March 2015. In July 2015, we repaid $25.0 million on the Revolver. There were no borrowings or repayments under the Revolver during the years ended December 31, 2014 and 2013. Our borrowing under the Revolver bears interest at a variable rate, which was 1.5 percent as of December 31, 2015. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date. As of December 31, 2015, we had $175.0 million of borrowings and no letters of credit outstanding under the Revolver. As of December 31, 2014, we had no borrowings and no letters of credit outstanding under the Revolver.
Subordinated Credit Agreements
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million (collectively, the loans) to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 3. The loans mature on March 1 and October 1, 2020, respectively, and may be prepaid at any time without penalty. We are not permitted to reborrow amounts. The loans bear interest at the LIBO Rate (as defined in the Loan Agreements) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreements) and on each maturity date. As of December 31, 2015, the interest rate on each of the loans was 1.494 percent.
The payment of amounts owing under the Loan Agreements are subordinated to our obligations under our Revolver with third-party lenders. The Loan Agreements contain customary terms regarding covenants,

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

representations, default, and remedies, including covenants that limit the creation of liens, the incurrence of debt by us or our subsidiaries, the payment of distributions, and the entry into securitization transactions, sale/leaseback transactions, certain restrictive agreements, consolidations, mergers, and the sale of all or substantially all of our assets. The Loan Agreements also include covenants that require, as of the last day of each fiscal quarter, the ratio of Consolidated Total Debt (as defined in the Loan Agreements) to Consolidated EBITDA (as defined in the Loan Agreements) for the four-quarter period ending on such day not to exceed 5.0 to 1.0 (or 5.5 to 1.0 during a specified acquisition period).
In November 2015, we amended certain terms of the Loan Agreements to synchronize certain terms thereof with the November 2015 amendment of the Revolver. In December 2015, we paid down $185.0 million under one of our Loan Agreements. As of December 31, 2015, we had $370.0 million outstanding under the Loan Agreements and we were in compliance with the ratio of Consolidated Total Debt to Consolidated EBITDA.
Other Debt Disclosures
As of December 31, 2015, we had debt obligations under our Revolver and the Loan Agreements that totaled $545.0 million, all of which will mature in 2020.
Capitalized Interest
Capitalized interest was $31,000 for the year ended December 31, 2015. We had no capitalized interest for the years ended December 31, 2014 and 2013.
Capital Lease Obligations
We have certain pipeline assets that we acquired under capital lease agreements. These capital lease agreements have remaining terms that expire during 2016 and have automatic renewal terms for 30 years with renewal rentals adjusted for inflation. Upon renewal, we may terminate these agreements at our option by providing five-years written notice of cancellation until August 2031 upon which time we are only required to provide one-year written notice of cancellation. We expect that in the normal course of business, these leases will be renewed or replaced by other leases. As of December 31, 2015, our future minimum rentals on capital lease obligations were as follows (in thousands):

2016	$963
Less interest expense	(50)
Unamortized fair value adjustment	246
Capital lease obligations	$1,159
The unamortized fair value adjustment related to our capital lease obligations is the remaining balance as of December 31, 2015 of a fair value adjustment recorded in connection with capital leases acquired by our Predecessor as part of a business acquisition in September 2005.

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
As of December 31, 2015, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

2016	$8,229
2017	8,229
2018	8,186
2019	8,186
2020	8,186
Thereafter	35,588
Total minimum rental payments	$76,604
Rental expense for all operating leases was $6.7 million, $1.3 million, and $1.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Previously reported amounts of rental expense have been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
Litigation Matters
From time to time, we may be party to claims and legal proceedings arising in the ordinary course of business. We also may be required by existing laws and regulations to report the release of hazardous substances and begin a remediation study. We have not recorded a loss contingency liability as there are no matters for which a loss has been incurred. We re-evaluate and update our loss contingency liabilities as matters progress over time, and we believe that any changes to the recorded liabilities will not be material to our financial position, results of operations, or liquidity.

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
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
December 31, 2015	$0.3200	$22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments (see Notes 10 and 12 for a description of DERs) applicable to the period in which the distributions and DERs were earned (in thousands):

	Year Ended December 31,		December 16, 2013 through December 31, 2013
	2015	2014
General partner’s distributions:
General partner’s distributions	$1,572	$1,110	$44
General partner’s incentive distribution rights (IDRs)	3,431	194	—
Total general partner’s distributions	5,003	1,304	44
Limited partners’ distributions:
Common – public	22,016	16,232	638
Common – Valero	17,090	10,859	427
Subordinated – Valero	34,476	27,091	1,065
Total limited partners’ distributions	73,582	54,182	2,130
DERs	12	6	—
Total cash distributions, including DERs	$78,597	$55,492	$2,174

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	NET INCOME PER LIMITED PARTNER UNIT
Net income per limited partner unit is calculated only for the periods subsequent to the IPO as no units were outstanding prior to the IPO. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit.
We calculate net income available to limited partners based on the distributions pertaining to each period’s net income. After considering the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners, and other participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method. Participating securities include IDRs and awards under our 2013 ICP (defined in Note 12) that receive DERs, as further discussed in Note 12. However, the terms of our partnership agreement limit the general partner’s incentive distribution to the amount of available cash, which, as defined in our partnership agreement, is net of reserves deemed appropriate. As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings in the calculation of net income per limited partner unit.
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the year ended December 31, 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during year ended December 31, 2015.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,572	$39,106	$34,476	$—	$75,154
General partner’s IDRs	3,431	—	—	—	3,431
DERs	—	—	—	12	12
Distributions and DERs declared	5,003	39,106	34,476	12	78,597
Undistributed earnings	1,066	27,162	25,045	8	53,281
Net income available to limited partners – basic and diluted	$6,069	$66,268	$59,521	$20	$131,878

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		31,222	28,790

Net income per limited partner unit – basic and diluted		$2.12	$2.07

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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 16, 2013 through December 31, 2013
		Limited Partners
	General Partner	Common Units	Subordinated Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions	$44	$1,065	$1,065	$2,174
Excess distributions over earnings	(3)	(65)	(65)	(133)
Net income available to limited partners – basic and diluted	$41	$1,000	$1,000	$2,041

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit – basic and diluted		$0.03	$0.03

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	UNIT ACTIVITY
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2012	—	—	—	—	—
Units issued to Valero Energy Corporation in connection with Contributed Assets	—	11,539,989	28,789,989	1,175,102	41,505,080
Units issued in initial public offering (a)	17,250,000	—	—	—	17,250,000
Balance as of December 31, 2013	17,250,000	11,539,989	28,789,989	1,175,102	58,755,080
Unit-based compensation	5,208	—	—	—	5,208
Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with the Acquisitions (see Note 3)	—	3,478,613	—	70,992	3,549,605
Units issued in public offering (b)	4,250,000	—	—	—	4,250,000
General partner units issued to maintain 2% interest (c)	—	—	—	86,735	86,735
Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071

(a) On December 16, 2013, we completed the IPO of 17,250,000 common units at a price of $23.00 per unit and received gross proceeds of $396.8 million. After deducting the underwriting discount, structuring fees, and other offering costs of $27.6 million, our net proceeds were $369.2 million.
(b) On November 24, 2015, we completed a public offering (the 2015 Offering) of 4,250,000 common units at a price of $46.25 per unit and received gross proceeds of $196.6 million. After deducting the underwriting discount and other offering costs totaling $7.7 million, our net proceeds were $188.9 million.
(c) Concurrent with the 2015 Offering, our general partner contributed $4.0 million in exchange for 86,735 general partner units to maintain its 2.0 percent general partner interest in the Partnership.

12.	UNIT-BASED COMPENSATION
Our general partner maintains the Valero Energy Partners LP 2013 Incentive Compensation Plan (2013 ICP) under which various unit and unit-based awards may be granted to employees and non-employee directors. Awards under the 2013 ICP may include, but are not limited to, options to purchase common units, performance awards that vest upon the achievement of an objective performance goal, unit appreciation rights, and restricted units that vest over a period determined by the plan. The 2013 ICP was approved by the board of directors and the sole member of our general partner on November 26, 2013. In September 2015, the board of directors approved an increase to the annual cash and unit-based compensation received by certain of our independent directors. As of December 31, 2015, 2,990,349 common units were available to be awarded under the 2013 ICP.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Units
Restricted units vest in accordance with individual written agreements between the participants and us, at which time, each participant will be entitled to receive an equal number of unrestricted common units of the Partnership. The DERs entitle the participant to a cash payment equal to the cash distribution per unit paid on our outstanding common units and is paid to the participant in cash as of each record payment date during the period the restricted units are outstanding.
On January 20, 2014, a grant of 1,736 restricted units was made to each of our three independent directors, for a total of 5,208 restricted units, in tandem with an equal number of DERs. These restricted units are scheduled to vest on January 20, 2017.
On January 8, 2015, a grant of 1,481 restricted units was made to each of our three independent directors for a total of 4,443 restricted units, in tandem with an equal number of DERs. These restricted units are scheduled to vest annually in equal one-third increments on each anniversary of the restricted units’ grant date.
A summary of the status of our restricted units is presented in the table below:

	Number of Units	Weighted- Average Grant-Date Fair Value Per Unit
Nonvested units as of January 1, 2015	5,208	$34.575
Granted	4,443	40.535
Nonvested units as of December 31, 2015	9,651	37.319
Compensation expense associated with these restricted units was $173,000 and $68,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $256,000 of unrecognized compensation cost related to outstanding unvested restricted units that is expected to be recognized over a weighted-average period of approximately two years.
On January 14, 2016, a grant of 1,986 restricted units was made under the 2013 ICP to each of our three independent directors for a total of 5,958 restricted units, in tandem with an equal number of DERs. The weighted-average grant-date fair value was $45.34 per unit. These restricted units will vest annually in equal one-third increments on each anniversary of the restricted units’ grant date.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES
Components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current U.S. state	$479	$505	$493
Deferred U.S. state	(228)	43	941
Income tax expense	$251	$548	$1,434
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
As of December 31, 2015 and 2014, we had no liability reported for unrecognized tax benefits. We did not have any interest or penalties related to income taxes during the years ended December 31, 2015, 2014, and 2013.

14.	EMPLOYEE BENEFIT PLANS
Employees of Valero who directly or indirectly support our operations participate in the pension, postretirement, health and life insurance, and defined contribution benefit plans sponsored by Valero. Valero charges us for these costs associated with its employees who provide direct services to us for the operation of our pipeline and terminal systems under our amended services and secondment agreement, but we are not separately charged for these costs associated with Valero’s employees who provide indirect support to us for the management of our operations and general corporate services under our omnibus agreement, as we pay an annual fee to Valero under that agreement. Costs associated with these benefit plans were included in the costs allocated to our Predecessor from Valero.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our share of pension and postretirement costs and defined contribution plan costs was as follows (in thousands):

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Pension and postretirement costs	$15	$96	$993
Defined contribution plan costs	13	84	368

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.

15.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Decrease (increase) in current assets:
Receivables from related party	$(9,589)	$2,945	$(6,318)
Prepaid expenses and other	95	(451)	(9)
Increase (decrease) in current liabilities:
Accounts payable	(631)	(4,778)	2,403
Accrued liabilities	636	896	158
Taxes other than income taxes	511	31	734
Deferred revenue from related party	5	39	85
Changes in current assets and current liabilities	$(8,973)	$(1,318)	$(2,947)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid, and

•	amounts accrued for offering costs and debt issuance costs are reflected in financing activities when paid.
We attributed $80.1 million of the total $154.0 million cash consideration paid for the acquisition of the Texas Crude Systems Business to the historical carrying value of this acquisition (an investing cash outflow). The remaining $73.9 million of cash consideration paid represents the excess purchase price paid over carrying value of this acquisition (a financing cash outflow).
We attributed $296.1 million of the total $571.2 million cash consideration paid for the acquisition of the Houston and St. Charles Terminal Services Business to the historical carrying value of this acquisition (an

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investing cash outflow). The remaining $275.1 million of cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).
We attributed $94.0 million of the total $395.0 million cash consideration paid for the acquisition of the Corpus Christi Terminal Services Business to the historical carrying value of this acquisition (an investing cash outflow). The remaining $301.0 million of cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).
Noncash activities for the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014 (a)	2013 (a)
Receivables from related party:
Debt issuance costs owed to related party	$—	$—	$1,071
Offering costs owed to related party	—	—	3,223
Amounts due from related party	—	—	(5,126)
Transfer (from) to Valero for:
Indemnification of environmental costs	—	—	(85)
Deferred income taxes	(282)	(154)	—
Property and equipment, net	—	—	764
Change in accrued capital expenditures	7,071	(5,496)	(404)
Capital expenditures included in accounts payable	(5,496)	(786)	(761)
Reduction to property and equipment, net due to capital lease obligation modification	—	—	913
Noncash capital contributions from Valero Energy Corporation	27,748	—	—
Units issued to Valero Energy Corporation in connection with acquisitions	170,000	—	—

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
Noncash financing activities for the year ended December 31, 2015 included capital contributions of $27.7 million for projects that were funded by Valero related primarily to the Houston, St. Charles, and Corpus Christi terminals. Valero agreed to fund these projects as part of the acquisitions of the Houston and St. Charles Terminal Services Business and Corpus Christi Terminal Services Business.
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest paid	$5,367	$899	$602
Income taxes paid	441	74	493

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of cash and cash equivalents approximates the carrying value due to the low level of credit risk of these assets combined with their market interest rates. The fair value measurement for cash and cash equivalents is categorized as Level 1 in the fair value hierarchy. Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.
The fair values of our debt and notes payable to related party approximate their carrying values as our borrowings bear interest based upon short-term floating market interest rates. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per unit amounts) as retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.

	2015 Quarter Ended
	March 31 (a)	June 30 (a)	September 30 (a)	December 31
Operating revenues – related party	$41,886	$60,245	$62,037	$79,456
Operating income	7,300	27,712	25,299	47,671
Net income	6,936	26,378	23,860	44,667
Net income attributable to partners	22,121	33,662	31,428	44,667
Limited partners’ interest in net income	21,269	32,305	29,816	42,419
Net income per limited partner unit –
basic and diluted:
Common units	0.37	0.54	0.51	0.69
Subordinated units	0.36	0.54	0.49	0.66

	2014 Quarter Ended (a)
	March 31	June 30	September 30	December 31
Operating revenues – related party	$29,489	$31,843	$33,666	$34,182
Operating income (loss)	(717)	921	532	(2,775)
Net income (loss)	(436)	1,043	345	(2,907)
Net income attributable to partners	10,482	12,200	17,543	19,056
Limited partners’ interest in net income	10,272	11,956	17,192	18,482
Net income per limited partner unit –
basic and diluted:
Common units	0.18	0.21	0.30	0.32
Subordinated units	0.18	0.21	0.30	0.32

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported quarterly financial data retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business (in thousands):

	Previously Reported	Corpus Christi Terminal Services Business	Currently Reported
Quarter ended March 31, 2015:
Operating income (loss)	$12,969	$(5,669)	$7,300
Net income (loss)	12,605	(5,669)	6,936

Quarter ended June 30, 2015:
Operating income (loss)	34,996	(7,284)	27,712
Net income (loss)	33,662	(7,284)	26,378

Quarter ended September 30, 2015:
Operating income (loss)	32,867	(7,568)	25,299
Net income (loss)	31,428	(7,568)	23,860

Quarter ended March 31, 2014:
Operating income (loss)	4,239	(4,956)	(717)
Net income (loss)	4,520	(4,956)	(436)

Quarter ended June 30, 2014:
Operating income (loss)	6,035	(5,114)	921
Net income (loss)	6,157	(5,114)	1,043

Quarter ended September 30, 2014:
Operating income (loss)	5,845	(5,313)	532
Net income (loss)	5,658	(5,313)	345

Quarter ended December 31, 2014:
Operating income (loss)	3,004	(5,779)	(2,775)
Net income (loss)	2,872	(5,779)	(2,907)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting
The management report on the Partnership’s internal control over financial reporting required by Item 9A appears in Item 8 on page 61 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP’s report on the Partnership’s internal control over financial reporting appears in Item 8 beginning on page 68 of this report, and is incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Valero Energy Partners LP
We are managed by our general partner, Valero Energy Partners GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Valero indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors (the Board); our unitholders are not entitled to elect the directors or participate in our management or operations.
We do not have any employees. Our general partner and our subsidiaries do not have any employees. All of the personnel who conduct our business are employed by Valero, and their services are provided to us pursuant to our omnibus agreement and services and secondment agreement with Valero.
Directors and Executive Officers of Valero Energy Partners GP LLC
Our directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Our executive officers are appointed by, and serve at the discretion of, the Board. The directors and executive officers of our general partner are listed below.

Name	Age *	Position with Valero Energy Partners GP LLC
Joseph W. Gorder	58	Chairman of the Board and Chief Executive Officer
Richard F. Lashway	52	Director, President and Chief Operating Officer
Donna M. Titzman	52	Director, Senior Vice President, Chief Financial Officer and Treasurer
Jay D. Browning	57	Executive Vice President and General Counsel
Robert S. Beadle	66	Director
Timothy J. Fretthold	66	Director
Randall J. Larson	58	Director
R. Lane Riggs	50	Director
* as of December 31, 2015
Joseph W. Gorder. Mr. Gorder is Chairman of the Board and Chief Executive Officer of our general partner. Mr. Gorder was elected Chairman on April 17, 2014. He has served as a Director and as Chief Executive Officer since September 2013. Mr. Gorder has 27 years of service with Valero (including with Ultramar Diamond Shamrock Corporation prior to its merger with Valero in 2001) (UDS) and serves as Chairman of the Board, President and Chief Executive Officer of Valero. He became Valero’s Chief Executive Officer on May 1, 2014, and Valero’s Chairman of the Board on December 31, 2014. He formerly served as Valero’s Chief Operating Officer and earlier led Valero’s European operations from its London office. Mr. Gorder also has served as Valero’s Executive Vice President–Marketing and Supply following his tenure as Senior Vice President for Corporate Development and Strategic Planning. Prior to that, he held several positions with Valero and UDS with responsibilities for corporate development and marketing. Mr. Gorder also serves on the board of directors of Anadarko Petroleum Corporation. We believe that Mr. Gorder is a suitable member of the Board because of his extensive industry experience, particularly his experience in overseeing transportation and logistics assets during his tenure at Valero.

Richard F. Lashway. Mr. Lashway was appointed Director, President and Chief Operating Officer of our general partner in September 2013. Mr. Lashway has nearly 20 years of service with Valero (including with UDS) and serves as Senior Vice President of Commercial Development and Logistics Operations for the Valero family of companies where he is responsible for developing and managing logistics projects. Mr. Lashway has held critical leadership positions in the commercial and corporate development groups and has been an integral part of key transportation and logistics projects, including the initial public offering of Shamrock Logistics L.P., the predecessor to NuStar Energy L.P., and its acquisition of Kaneb Pipe Line Partners L.P. We believe that Mr. Lashway is a suitable member of the Board because of his extensive operational experience with transportation and logistics assets including his executive oversight and leadership of these assets at Valero.
Donna M. Titzman. Ms. Titzman was appointed Director, Senior Vice President, Chief Financial Officer and Treasurer of our general partner in September 2013. Ms. Titzman serves as Senior Vice President and Treasurer of Valero where she has responsibility for banking, cash management, customer credit, and investment management. Ms. Titzman joined Valero in 1986 and held various leadership positions before being appointed Vice President and Treasurer in 1999. Ms. Titzman is a Certified Public Accountant. We believe that Ms. Titzman is a suitable member of the Board because of her extensive industry experience and the knowledge of industry financial practices that she has gained as Treasurer of Valero.
Jay D. Browning. Mr. Browning was elected Executive Vice President and General Counsel of our general partner on February 26, 2016; he was elected Senior Vice President and General Counsel in September 2013. Mr. Browning has 22 years of service with Valero. He was elected Executive Vice President and General Counsel of Valero in 2014, and is responsible for Valero’s legal department, corporate governance, environment and safety, and government relations. He was elected Senior Vice President and General Counsel of Valero in November 2012, and previously served as Senior Vice President–Corporate Law and Secretary from 2006 to 2012. Mr. Browning was first elected as a Vice President of Valero in 2002.
Robert S. Beadle. Mr. Beadle became a member of the Board on December 19, 2013; he serves as Lead Director of the Board’s independent directors. Mr. Beadle retired from Valero in 2006 as a Senior Vice President in charge of crude oil and feedstock supply and trading. He joined Diamond Shamrock Corporation in 1976, and served in various sales, marketing and business management positions, as well as in strategic planning and development. In 1987, he was elected Vice President of Diamond Shamrock Inc., and held other executive responsibilities there and at successor companies. He joined Valero effective December 31, 2001, with its acquisition of UDS. We believe that Mr. Beadle is a suitable member of the Board because of his extensive knowledge, experience, and management skills in the refining and related logistics businesses.
Timothy J. Fretthold. Mr. Fretthold became a member of the Board on December 19, 2013; he chairs the Board’s conflicts committee. He previously served as Executive Vice President/Chief Administrative & Legal Officer of UDS from 1997 until December 31, 2001, when Valero acquired UDS. He had served as Senior Vice President/Group Executive & General Counsel of Diamond Shamrock Inc., from 1987 to 1996. We believe that Mr. Fretthold is a suitable member of the Board because of his extensive knowledge, experience, and management skills in the refining and related logistics businesses.
Randall J. Larson. Mr. Larson joined the Board on December 10, 2013, and chairs the Board’s audit committee. Mr. Larson also serves on the board of directors of ONEOK, Inc. (the general partner of ONEOK Partners, L.P.) where he serves on the audit and corporate governance committees. Mr. Larson previously served as a director of the general partner of MarkWest Energy Partners, L.P. (“MarkWest”) from July 2011 through the date of the merger of MarkWest with and into MPLX LP on December 4, 2015, and served as a director of the general partner of Oiltanking Partners, L.P. from August 2011 to February 2014. Mr. Larson was Chief Executive Officer of the general partner of TransMontaigne Partners L.P. from September 2006 until August 2009, and its Chief Financial Officer from January 2003 until September 2006, and Controller from May 2002 to January 2003. From July 1994 to May 2002, Mr. Larson was a partner with KPMG LLP in its Silicon Valley and National (New York City) offices. From July 1992 to July 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. We believe that Mr. Larson is a suitable member of the Board because of his extensive expertise in financial, accounting, and governance matters relating to master limited partnerships.
R. Lane Riggs. Mr. Riggs joined the Board on April 14, 2014. Since May 1, 2014, he has served as Valero’s Executive Vice President–Refining Operations and Engineering. From 2011 to 2014, Mr. Riggs was Senior Vice President-Refining Operations of Valero. Prior to that, he was an officer of various Valero subsidiary companies having responsibilities for process engineering, refining operations, feedstock supply, and optimization. We believe that Mr. Riggs is a suitable member of the Board because of his extensive knowledge, experience, and management skills in the refining and related logistics businesses.
Director Independence
Because we are a limited partnership, we rely on an exemption from the provisions of Section 303A.01 of the NYSE Listed Company Manual that would otherwise require our Board to be composed of a majority of independent directors. We are not required to have a compensation committee or a nominating and governance committee. We are, however, required to have an audit committee of at least three members who meet the independence and experience tests established by the NYSE and the Exchange Act. Our board has determined that Messrs. Beadle, Fretthold, and Larson are independent under the independence standards of the NYSE.
Committees of the Board of Directors
The Board has an audit committee and a conflicts committee, and may have such other committees as the Board may determine from time to time. The audit committee and the conflicts committee are composed entirely of independent directors.
Audit Committee
Messrs. Larson, Beadle, and Fretthold are members of our audit committee, and Mr. Larson serves as chair. Based on the attributes, education, and experience requirements set forth in the rules of the SEC, the Board has determined that Mr. Larson is an “audit committee financial expert” (as defined by the SEC). Each of the members of the audit committee is independent as independence is defined in the Exchange Act, as well as the general independence requirements of the NYSE.
Our audit committee assists the board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm and approve all auditing services and related fees and the terms thereof.
Our audit committee has a written charter adopted by the Board, which is available on our website at www.valeroenergypartners.com > About > Governance > Audit Committee charter.
Conflicts Committee
Messrs. Fretthold, Beadle, and Larson are members of our conflicts committee, and Mr. Fretthold serves as chair. The conflicts committee, upon request by our general partner, determines the resolution of certain transactions that may be deemed conflicts of interest. Our partnership agreement does not require the Board to seek approval from the conflicts committee to determine the resolution of any conflict of interest between us and Valero or any other person. Members of the conflicts committee (i) may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, (ii) may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan, or similar plan implemented by the general partner or the partnership, and (iii) must meet the independence and experience standards of the NYSE and the SEC to serve on an audit committee of a board of directors.
Lead Director and Meetings of Non-Management Directors
The Board has appointed Robert S. Beadle to preside at executive sessions of the non-management and independent directors of the Board. The Lead Director, working with the committee chairs, sets agendas and leads the discussion of regular meetings of directors outside the presence of management, provides feedback regarding these meetings to the Chairman of the Board, and otherwise serves as liaison between the independent directors and the Chairman. At least annually, all of the independent directors of our general partner meet in executive session without management participation or participation by non-independent directors.
Communications with the Board of Directors of Our General Partner
Unitholders or other interested parties may communicate with our Board, our independent directors, any Board committee, or the Chairman of the Board by submitting a communication in care of the Secretary of our general partner (at Valero Energy Partners LP, One Valero Way, San Antonio, Texas 78249). The envelope should be clearly marked to identify the intended recipient of the communication. The Secretary of our general partner will forward to the directors all communications that, in the Secretary’s judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations.
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

Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2015.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
We do not have any employees, and our general partner and our subsidiaries do not have any employees. Valero is responsible for providing and compensating the personnel necessary to conduct our operations, including the executive officers of our general partner. Under our amended and restated omnibus agreement with Valero, we pay to Valero a fixed fee of $11.2 million per year to cover, among other things, the services provided to us by the executive officers of our general partner. The omnibus agreement is more fully described in Note 3 of Notes to Consolidated Financial Statements.

Named Executive Officer Compensation
Our “named executive officers” or “NEOs” are the following executive officers of our general partner:

•	Joseph W. Gorder, Chief Executive Officer,

•	Richard F. Lashway, President and Chief Operating Officer,

•	Jay D. Browning, Executive Vice President and General Counsel, and

•	Donna M. Titzman, Senior Vice President, Chief Financial Officer and Treasurer.
Mr. Gorder, Mr. Lashway, Mr. Browning, and Ms. Titzman devote the majority of their time to their roles at Valero, and also spend a portion of their time, as needed, managing our business and affairs. They do not receive any additional compensation for their services to our businesses or as executive officers of our general partner. Except for the fixed fee we pay to Valero under the omnibus agreement, we do not otherwise pay or reimburse any compensation amounts to or for our NEOs. Each is eligible to receive grants of unit-based awards under our incentive compensation plan, but none has to date received any awards under the plan. (Our incentive compensation plan is discussed below under “—Our Incentive Compensation Plan”).
The responsibility and authority for compensation-related decisions for our NEOs remain with the compensation committee of Valero’s board of directors (the “Valero Compensation Committee”). Those compensation determinations are not subject to approval by us, our Board, or any committees thereof. Other than awards granted under our incentive compensation plan (under which the Board can grant unit-based awards), Valero has the ultimate decision-making authority with respect to the compensation of its and its subsidiaries’ executive officers and employees, including our named executive officers.
Summary Compensation Table
Except for the fixed management fee we paid to Valero under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2015.

Compensation by Valero
Valero provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards, and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans. Our NEOs do not have employment agreements with Valero. In the future, Valero may provide different or additional compensation components, benefits, or perquisites to our NEOs.
The following sets forth a more detailed explanation of the elements of Valero’s executive compensation program.
Base Compensation
Our named executive officers earn a base salary for their services to Valero and its subsidiaries; these amounts are paid by Valero or its affiliates other than us. We incur only a fixed expense per month under the omnibus agreement with respect to the compensation paid by Valero to each of our NEOs.
Annual Cash Bonus Payments
Our NEOs are eligible to earn a cash payment from Valero under Valero’s annual incentive bonus program. Any bonus payments earned by the NEOs will be paid by Valero and will determined solely by Valero without input from us or our general partner or our Board. The amount of any bonus payments made by Valero will not result in changes to the contractually fixed fee for executive management services that we pay to Valero under the omnibus agreement.
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
Severance Arrangements
Valero has entered into change-of-control severance agreements with certain executives, including Mr. Gorder, Mr. Browning, and Ms. Titzman. The agreements are intended to assure the continued objectivity and availability of the officers in the event of any merger or acquisition activity that may threaten the job security of Valero executives. If a change of control occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the named executive officers’ terms and conditions of employment will not be adversely changed during the three-year period after a change of control. In addition, outstanding stock options and shares of restricted stock will vest upon the effective date of the change of control. Under the agreements, if an officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination.
Our Incentive Compensation Plan
Our general partner adopted the Valero Energy Partners LP 2013 Incentive Compensation Plan (ICP) for directors and officers of our general partner or its affiliates and certain others who may perform services for us. The ICP has been approved by the sole member of our general partner. Our general partner may grant long-term unit-based awards to participants under the ICP. Awards under the plan are intended to compensate participants based on the performance of our common units and to align the participants’ long-term interests with those of our unit holders. We are responsible for the cost of awards granted under the ICP. All determinations with respect to awards to be made under the ICP will be made by the Board or any committee thereof established for such purpose. No awards under the ICP were made to our NEOs in 2015. Grants of restricted common units were made to our independent directors in 2015 (as described below under the caption, “Compensation of Our Directors”).
DIRECTOR COMPENSATION
This table summarizes compensation paid to our directors during the year ended December 31, 2015.

	Fees Earned or Paid in Cash	Unit Awards (1)	Other Income (3)	Total
Robert S. Beadle	$71,250	$60,032	$—	$131,282
Timothy J. Fretthold	71,250	60,032	11,769	143,051
Joseph W. Gorder	—	—	—	(2)
Randall J. Larson	71,250	60,032	—	131,282
Richard F. Lashway	—	—	—	(2)
R. Lane Riggs	—	—	—	(2)
Donna M. Titzman	—	—	—	(2)
Footnotes to Director Compensation table:

(1)
The amounts shown represent the grant date fair value of awards granted in 2015, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation–Stock Compensation (FASB ASC Topic 718). In 2015, each of our independent directors who was serving on the Board on January 8, 2015, received a grant of 1,481 restricted common units. The following table presents the number of unvested restricted common units held by each independent director as of December 31, 2015.

Name	Unvested Restricted Units
Robert S. Beadle	3,217
Timothy J. Fretthold	3,217
Randall J. Larson	3,217

(2)
Mr. Gorder, Mr. Lashway, Mr. Riggs, and Ms. Titzman do not receive any compensation as directors of our general partner, and did not receive any compensation as directors of our general partner in 2015.

(3)
The amount presented for Mr. Fretthold represents Valero’s payment in 2015 to Mr. Fretthold under a severance agreement for prior service with a predecessor of Valero. This arrangement is described in Item 13., “Certain Relationships and Related Transactions, and Director Independence—Supplemental Death Benefit Agreements and Severance Agreement.”

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
Under our current independent director compensation program, each of our independent directors receives an annual compensation package that consists of $60,000 in annual cash compensation and $90,000 in annual unit-based compensation (increased to $90,000 for 2016 from $60,000 for 2015). The independent directors who chair the audit and conflicts committees receive an additional $15,000 in cash compensation, and the independent director designated as the Lead Director receives an additional $15,000 in cash compensation. On January 8, 2015, each of Messrs. Beadle, Fretthold, and Larson received a grant of 1,481 restricted common units under the ICP, having an aggregate grant date fair value of $60,000. On January 14, 2016, each of Messrs. Beadle, Fretthold, and Larson received a grant of 1,986 restricted common units under the ICP, having an aggregate grant date fair value of $90,000. The restricted units were granted in tandem with distribution equivalent rights and are scheduled to vest in annual one-third increments over the three-year restriction period.

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

Members of the board of directors:

Joseph W. Gorder	Richard F. Lashway
Robert S. Beadle	R. Lane Riggs
Timothy J. Fretthold	Donna M. Titzman
Randall J. Larson

*	We do not have a Compensation Committee. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the board of directors of our general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Valero Energy Partners LP Units
The following table presents the beneficial ownership of units of Valero Energy Partners LP known as of February 10, 2016, to be held by beneficial owners of five percent or more of the units, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of units is based on 36,534,211 common units, 28,789,989 subordinated units, and 1,332,829 general partner units outstanding as of February 1, 2016. None of the units are pledged as security.

Name of Beneficial Owner (1)	Common Units		Subordinated Units		General Partner Units		Total Partnership Interests
	Number	Percent	Number	Percent	Number	Percent	Percent
Valero Energy Corporation (2)	15,018,602	41.11%	28,789,989	100.00%	1,332,829	100.00%	67.72%
Tortoise Capital Advisors, L.L.C. (3)	4,413,762	12.08%	—	—	—	—	6.62%
Goldman Sachs Asset Management (4)	3,789,733	10.37%	—	—	—	—	5.69%

Directors & Named Executive Officers
Robert S. Beadle	15,203	*	—	—	—	—	*
Jay D. Browning	5,500	*	—	—	—	—	*
Timothy J. Fretthold	15,203	*	—	—	—	—	*
Joseph W. Gorder	50,000	*	—	—	—	—	*
Randall J. Larson	20,203	*	—	—	—	—	*
Richard F. Lashway	10,000	*	—	—	—	—	*
R. Lane Riggs	5,500	*	—	—	—	—	*
Donna M. Titzman	11,000	*	—	—	—	—	*
Directors and executive officers as a group (8 persons)	132,609	*	—	—	—	—	*
__________

*	Less than 1 percent.

(1)	The address for the beneficial owners listed in this table is One Valero Way, San Antonio, Texas 78249.

(2)
Valero Energy Corporation directly or indirectly owns the following entities, which own the units listed below. Valero Energy Corporation may be deemed to beneficially own the units and interests held by each of the entities.

Name of Entity	Common Units	Subordinated Units	General Partner Units
Valero Energy Partners GP LLC	—	—	1,332,829
Valero Terminaling and Distribution Company	15,018,602	28,789,989	—
Total Valero subsidiaries	15,018,602	28,789,989	1,332,829

(3)
Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed an amended Schedule 13G with the SEC on February 10, 2016, reporting that it or certain of its affiliates beneficially owned in the aggregate 4,413,762 Common Units, that it had sole voting and sole dispositive power over 55,147 of our Common Units, shared voting power over 3,982,016 of our Common Units, and shared dispositive power over 4,358,615 of our Common Units.

(4)
Goldman Sachs Asset Management, 200 West Street, New York, NY 10282, filed an amended Schedule 13G with the SEC on February 5, 2016, reporting that it or certain of its affiliates beneficially owned in the aggregate 3,789,733 Common Units, and that it had shared voting and dispositive power over 3,789,733 of our Common Units.

Beneficial Ownership of Valero Energy Corporation Common Stock
The following table sets forth the number of shares of Valero common stock beneficially owned as of February 1, 2016, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of shares beneficially owned is based on a total of 470,392,772 shares outstanding as of February 1, 2016.

Name of Beneficial Owner (1)	Shares Held (2)	Shares Under Options (3)	Total Shares of Valero Common Stock	Percent of Class
Robert S. Beadle	—	—	—	*
Jay D. Browning	184,451	27,345	211,796	*
Timothy J. Fretthold	—	—	—	*
Joseph W. Gorder	359,129	208,993	568,122	*
Randall J. Larson	—	—	—	*
Richard F. Lashway	33,007	1,166	34,173	*
R. Lane Riggs	111,147	35,205	146,352	*
Donna M. Titzman	180,383	69,003	249,386	*

All directors and executive officers as a group (8 persons)	868,117	341,712	1,209,829	*
__________

*	Less than 1 percent.

(1)	The address for all beneficial owners in this table is One Valero Way, San Antonio, Texas 78249.

(2)	Includes shares allocated under Valero’s thrift plan and shares of restricted stock (and for Mr. Browning, shares owned by his spouse).

(3)
Represents shares of Valero’s common stock that may be acquired under stock options. Stock options that may be exercised only in the event of a change of control of Valero Energy Corporation are excluded.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015 with respect to common units that may be issued under the ICP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Valero Energy Partners LP 2013 Incentive Compensation Plan	9,651	n/a	2,990,349

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 1, 2016, our general partner and its affiliates, including Valero, owned 15,018,602 common units and 28,789,989 subordinated units, representing a 65.7 percent limited partner interest in us (excluding common units held by the directors and officers of Valero and our general partner). In addition, our general partner owns 1,332,829 general partner units representing an approximate 2.0 percent general partner interest in us. Transactions with our general partner and its affiliates, including Valero, are considered to be related party transactions because our general partner and its affiliates own more than five percent of our equity interests. In addition, Mr. Gorder and Mr. Browning serve as executive officers of both Valero and our general partner, and Mr. Riggs is an executive officer of Valero.
Distributions and Payments to our General Partner and its Affiliates
We will generally make cash distributions of 98.0 percent to the unitholders pro rata, including Valero (as holder of an aggregate of 15,018,602 common units and all of our subordinated units), and 2.0 percent to our general partner. In addition, if distributions exceed the established minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48.0 percent of the distributions above the highest target distribution level.
In 2015, we paid $52.0 million of distributions in the aggregate to our general partner and its affiliates (representing our distribution for the quarter ended December 31, 2014, and distributions for the first three quarters of 2015). On February 11, 2016, we paid $15.8 million of distributions in the aggregate to our general partner and its affiliates (representing our distribution for the quarter ended December 31, 2015).
Under our partnership agreement, we reimburse our general partner and its affiliates, including Valero, for costs and expenses they incur and payments they make on our behalf. Under our omnibus agreement with Valero, we make monthly payments on an annual fee to Valero for general and administrative services, and we reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In addition, we reimburse our general partner for payments to Valero under the services and secondment agreement for the wages, benefits, and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our facilities. Each of these payments are made prior to making any distributions on our common units.
Agreements with Valero
2015 Acquisition Agreements
Effective March 1, 2015, we entered into a contribution agreement with Valero for our acquisition of the Houston and St. Charles Terminals Service Business. Effective October 1, 2015, we entered into a transaction agreement with Valero for our acquisition of the Corpus Christi Terminal Services Business. These acquisitions are further described in Note 3 of Notes to Consolidated Financial Statements, and the descriptions of these transactions in Note 3 are incorporated herein by reference.

Commercial Agreements with Valero
We have entered into commercial agreements with Valero in connection with the assets that we acquired in the IPO and the Acquisitions. Under these commercial agreements, we provide transportation and terminaling services to Valero, and Valero has committed to pay us for minimum quarterly throughput volumes of crude oil and refined petroleum products. These commercial agreements are further described in Item 1., “Busi-ness—Our Commercial Agreements with Valero,” and the description of these agreements in Item 1. is incorporated herein by reference.
Other Related Party Agreements with Valero
In connection with the IPO and the Acquisitions, we entered into several agreements with Valero, many of which we have amended in connection with subsequent Acquisitions. These agreements include an amended and restated omnibus agreement, an amended and restated services and secondment agreement, a tax sharing agreement, and several lease and access agreements. These agreements are described in Note 4 of Notes to Consolidated Financial Statements, and the descriptions of these agreements in Note 4 are incorporated herein by reference.
In connection with our March 1, 2015 acquisition of the Houston and St. Charles Terminals Service Business, and our October 1, 2015 acquisition of the Corpus Christi Terminal Services Business, we entered into subordinated credit agreements with Valero to finance a portion of these acquisitions. These agreements are described in Note 7 of Notes to Consolidated Financial Statements, and the descriptions of these agreements in Note 7 are incorporated herein by reference.
Supplemental Death Benefit Agreements and Severance Agreement
Valero succeeded to the obligations of Diamond Shamrock R&M, Inc. under its supplemental death benefit agreements with Messrs. Fretthold and Beadle. Each is a director of our general partner. The agreements obligate Valero to pay $1,075,000 to Mr. Fretthold’s beneficiary upon his death, and $910,000 to Mr. Beadle’s beneficiary upon his death. These agreements were assumed by Valero in the merger of Ultramar Diamond Shamrock Corporation (UDS) with and into Valero Energy Corporation on December 31, 2001 (the UDS Merger). Valero has insured most of these death benefit obligations under a group term life (GTL) policy, resulting in imputed income annually for Messrs. Fretthold and Beadle for GTL coverage in excess of $50,000. Under a severance agreement entered into between UDS and Mr. Fretthold in the UDS Merger (to which Valero has succeeded), Valero provides to Mr. Fretthold a tax gross up benefit such that Valero pays cash to Mr. Fretthold in an amount necessary to cover the tax obligation associated with his imputed income for GTL coverage in excess of $50,000. In 2015, Valero paid to Mr. Fretthold $11,769 under the terms of the severance agreement to cover his tax obligation for imputed income from GTL coverage in excess of $50,000.
Procedure for Review, Approval and Ratification of Related Person Transactions
The Board adopted a related party transactions policy. The policy provides that the board (or its authorized committee) will review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, authorize or ratify all such transactions. In the event that the board or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the related party transactions policy will provide that our management will make all reasonable efforts to cancel or annul the transaction.
The related party transactions policy provides that, in determining whether or not to recommend the approval or ratification of a proposed related person transaction, the Board (or its authorized committee) should consider all of the relevant facts and circumstances available, including but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with our code of business conduct and ethics.
Director Independence
Our disclosures in Item 10., “Directors, Executive Officers and Corporate Governance—Director Independence,” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Fees for professional services rendered by KPMG LLP, our independent auditor, for 2015 and 2014 are presented in the following table (in thousands).

Category	2015	2014
Audit fees (1)	$1,325	$840
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,325	$840

(1)
Represents fees for professional services rendered for the audit of the annual financial statements included in our annual reports on Form 10-K, review of our interim financial statements included in our quarterly reports on Form 10-Q, the audit of the effectiveness of our internal control over financial reporting, audits of acquired businesses, and services that are normally provided by the principal auditor (e.g., comfort letters, statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC).

The Audit Committee has adopted a pre-approval policy for the pre-approval of certain services rendered to us by KPMG LLP. That policy appears in Exhibit 99.01 to this report. None of the services provided by KPMG LLP were approved by the Audit Committee under the pre-approval waiver provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of SEC Regulation S-K.
Auditor Independence
The Audit Committee of the Board has considered whether KPMG LLP is independent for purposes of providing external audit services to us, and the Audit Committee has determined that KPMG LLP is independent.

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
Certificate of Limited Partnership of Valero Energy Partners LP–incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.02	--
First Amended and Restated Agreement of Limited Partnership of Valero Energy Partners LP dated December 16, 2013–incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No.1-36232).

3.03	--
Certificate of Formation of Valero Energy Partners GP LLC–incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.04	--
First Amended and Restated Limited Liability Company Agreement of Valero Energy Partners GP LLC dated December 16, 2013–incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.01	--
Amended and Restated Omnibus Agreement dated July 1, 2014, by and among Valero Energy Corporation, Valero Marketing and Supply Company, Valero Terminaling and Distribution Company, The Premcor Refining Group Inc., The Premcor Pipeline Co., Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Partners EP, LLC, Valero Partners Lucas, LLC, Valero Partners Memphis, LLC, Valero Partners North Texas, LLC, Valero Partners South Texas, LLC, and Valero Partners Wynnewood, LLC–incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.02	--
Amendment and Restatement of Schedules to Amended and Restated Omnibus Agreement, dated October 1, 2015, by and among Valero Energy Corporation, Valero Marketing and Supply Company, Valero Partners Memphis, LLC, Valero Terminaling and Distribution Company, The Premcor Refining Group Inc., The Premcor Pipeline Co., Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Partners EP, LLC, Valero Partners Lucas, LLC, Valero Partners North Texas, LLC, Valero Partners South Texas, LLC, Valero Partners Wynnewood, LLC, Valero Partners Houston, LLC, Valero Partners Louisiana, LLC, Valero Partners CCTS, LLC, Valero Partners Corpus East, LLC and Valero Partners Corpus West, LLC–incorporated by reference to Exhibit 10.03 to the Partnership’s Current Report on Form 8-K dated and filed October 1, 2015 (SEC File No. 1-36232).

10.03	--
Amended and Restated Services and Secondment Agreement, dated March 1, 2015, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC–incorporated by reference to Exhibit 10.04 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.04	--
Amendment and Restatement of Exhibits to Amended and Restated Services and Secondment Agreement, dated October 1, 2015, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC–incorporated by reference to Exhibit 10.05 to the Partnership’s Current Report on Form 8-K dated and filed October 1, 2015 (SEC File No. 1-36232).

10.05	--
Tax Sharing Agreement dated December 16, 2013 by and between Valero Energy Partners LP and Valero Energy Corporation–incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.06	--
Master Transportation Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company (with Transportation Services Schedules for (i) Collierville Pipeline System, (ii) El Paso Pipeline, (iii) Lucas Pipeline System, (iv) Memphis Airport Pipeline System, (v) PAPS-El Vista Pipeline System, (vi) SFPP Pipeline Connection, and (vii) Shorthorn Pipeline System)–incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.07	--
Transportation Services Schedule (McKee Crude System), dated July 1, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.08	--
Amended and Restated Transportation Services Schedule (Three Rivers Crude System), dated October 8, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.08 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (SEC File No. 1-36232).

10.09	--
Transportation Services Schedule (Wynnewood Products System), dated July 1, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.9 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.10	--
Master Terminal Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company (with Terminal Services Schedules for (i) El Paso Terminal, (ii) Lucas Terminal, (iii) Memphis Refinery Truck Rack, (iv) PAPS and El Vista Terminals, and (v) West Memphis Terminal)–incorporated by reference to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.11	--
Terminal Services Schedule (Wynnewood Products System), dated July 1, 2014, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.12	--
Terminal Services Schedule (Houston Terminal), dated March 1, 2015, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.06 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.13	--
Terminal Services Schedule (St. Charles Terminal), dated March 1, 2015, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.07 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.14	--
Terminal Services Schedule (Corpus East and West Terminals), dated October 1, 2015, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.07 to the Partnership’s Current Report on Form 8-K dated and filed October 1, 2015 (SEC File No. 1-36232).

10.15	--
Contribution, Conveyance and Assumption Agreement dated December 16, 2013 by and among Valero Energy Partners LP, Valero Energy Partners GP LLC, Valero Partners Operating Co. LLC, Valero Energy Corporation, Valero Terminaling and Distribution Company, The Premcor Pipeline Co., The Premcor Refining Group Inc. and Valero Refining Company-Tennessee, L.L.C.–incorporated by reference to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.16	--
Purchase and Sale Agreement, dated as of July 1, 2014, between The Shamrock Pipe Line Corporation, Valero Plains Company LLC and Valero Terminaling and Distribution Company, as Sellers, and Valero Partners North Texas, LLC, Valero Partners South Texas, LLC and Valero Partners Operating Co. LLC, as Buyers–incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated July 1, 2014, and filed July 1, 2014 (SEC File No. 1-36232).

10.17	--
Contribution Agreement, dated March 1, 2015, by and among Valero Refining-New Orleans, L.L.C., Valero Terminaling and Distribution Company, and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.18	--
Transaction Agreement, dated October 1, 2015, by and among Valero Terminaling and Distribution Company and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated and filed October 1, 2015 (SEC File No. 1-36232).

10.19	--
Ground Lease Agreement dated December 16, 2013 by and between Valero Refining Company-Tennessee, L.L.C. and Valero Partners Memphis, LLC–incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.20	--
Lease and Access Agreement dated as of March 1, between Valero Refining-Texas, L.P. and Valero Partners Houston, LLC–incorporated by reference to Exhibit 10.08 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.21	--
Lease and Access Agreement dated as of March 1, 2015, between Valero Refining-New Orleans, L.L.C. and Valero Partners Louisiana, LLC–incorporated by reference to Exhibit 10.09 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.22	--
Lease and Access Agreement dated October 1, 2015, between Valero Refining-Texas, L.P. and Valero Partners Corpus East, LLC–incorporated by reference to Exhibit 10.08 to the Partnership’s Current Report on Form 8-K dated and filed October 1, 2015 (SEC File No. 1-36232).

10.23	--
Lease and Access Agreement dated October 1, 2015, between Valero Refining-Texas, L.P. and Valero Partners Corpus West, LLC–incorporated by reference to Exhibit 10.09 to the Partnership’s Current Report on Form 8-K dated and filed October 1, 2015 (SEC File No. 1-36232).

+10.24	--
Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

+10.25	--
Form of Restricted Unit Award Agreement (for independent directors) (2014 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.09 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

+10.26	--
Form of Restricted Unit Award Agreement (for independent directors) (2015 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.16 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (SEC File No. 1-36232).

*+10.27	--	Form of Restricted Unit Award Agreement (for independent directors) (2016 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan.

10.28	--
Amended and Restated Credit Agreement, dated as of November 12, 2015, among Valero Energy Partners LP as Borrower; JPMorgan Chase Bank, N.A. as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated November 12, 2015, and filed November 13, 2015 (SEC File No. 1-36232).

*10.29	--
Amended and Restated Subordinated Credit Agreement, dated as of November 12, 2015, by and between Valero Energy Partners LP and Valero Energy Corporation and the parties named therein (amending and restating that certain $160 million Subordinated Credit Agreement dated March 2, 2015).

*10.30	--
Amended and Restated Subordinated Credit Agreement, dated as of November 12, 2015, by and between Valero Energy Partners LP and Valero Energy Corporation and the parties named therein (amending and restating that certain $395 million Subordinated Credit Agreement dated October 1, 2015).

14.01	--	Code of Ethics for Senior Financial Officers–incorporated by reference to Exhibit 14.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

*21.01	--	List of Subsidiaries of Valero Energy Partners LP.

*23.01	--	Consent of KPMG LLP.

*24.01	--	Power of Attorney dated February 26, 2016 (on the signature page of this Form 10-K).

*31.01	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	--	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	--	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*99.01	--	Audit Committee Pre-Approval Policy.

***101	--	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Joseph W. Gorder
Joseph W. Gorder
Chief Executive Officer

Date: February 26, 2016

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

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
(Joseph W. Gorder)

/s/ Donna M. Titzman	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	February 26, 2016
(Donna M. Titzman)

/s/ Richard F. Lashway	President, Chief Operating Officer and Director	February 26, 2016
(Richard F. Lashway)

/s/ Robert S. Beadle	Director	February 26, 2016
(Robert S. Beadle)

/s/ Timothy J. Fretthold	Director	February 26, 2016
(Timothy J. Fretthold)

/s/ Randall J. Larson	Director	February 26, 2016
(Randall J. Larson)

/s/ R. Lane Riggs	Director	February 26, 2016
(R. Lane Riggs)