Form 10-Q
period 2016-03-31
VALERO ENERGY PARTNERS LP
filed 2016-05-06
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☑
The registrant had 37,262,986 common units, 28,789,989 subordinated units, and 1,347,702 general partner units outstanding at April 29, 2016.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2016	December 31, 2015

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,278	$80,783
Receivables from related party	20,922	18,088
Prepaid expenses and other	831	632
Total current assets	124,031	99,503
Property and equipment, at cost	1,021,289	1,010,881
Accumulated depreciation	(272,679)	(263,599)
Property and equipment, net	748,610	747,282
Deferred charges and other assets, net	3,155	3,322
Total assets	$875,796	$850,107
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of debt and capital lease obligations	$587	$913
Accounts payable	6,621	9,264
Accrued liabilities	1,201	1,062
Accrued liabilities – related party	808	628
Taxes other than income taxes	1,270	1,276
Deferred revenue from related party	451	129
Total current liabilities	10,938	13,272
Debt and capital lease obligations, net of current portion	175,155	175,246
Notes payable to related party	370,000	370,000
Deferred income taxes	415	320
Other long-term liabilities	1,129	1,116
Commitments and contingencies
Partners’ capital:
Common unitholders – public (21,515,609 and 21,509,651 units outstanding)	587,736	581,489
Common unitholder – Valero (15,018,602 and 15,018,602 units outstanding)	35,234	28,430
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	(300,919)	(313,961)
General partner – Valero (1,332,829 and 1,332,829 units outstanding)	(3,892)	(5,805)
Total partners’ capital	318,159	290,153
Total liabilities and partners’ capital	$875,796	$850,107

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015 (a)
Operating revenues – related party	$78,767	$41,886
Costs and expenses:
Operating expenses (b)	19,096	22,624
General and administrative expenses (c)	4,161	3,652
Depreciation expense	9,388	8,310
Total costs and expenses	32,645	34,586
Operating income	46,122	7,300
Other income, net	77	111
Interest and debt expense, net of capitalized interest (d)	(2,659)	(601)
Income before income taxes	43,540	6,810
Income tax expense (benefit)	242	(126)
Net income	43,298	6,936
Less: Net loss attributable to Predecessor	—	(15,185)
Net income attributable to partners	43,298	22,121
Less: General partner’s interest in net income	3,504	852
Limited partners’ interest in net income	$39,794	$21,269

Net income per limited partner unit – basic and diluted:
Common units	$0.61	$0.37
Subordinated units	$0.61	$0.36

Weighted-average limited partner units outstanding:
Common units – basic and diluted	36,520	29,426
Subordinated units – basic and diluted	28,790	28,790

Cash distribution declared per unit	$0.3400	$0.2775

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(b) Operating expenses – related party	$9,910	$8,906
(c) General and administrative expenses – related party	$2,858	$2,599
(d) Interest and debt expense – related party	$1,566	$190

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2014	$374,954	$58,844	$146,804	$4,617	$379,880	$965,099
Net income (loss):
Attributable to Predecessor (a)	—	—	—	—	(15,185)	(15,185)
Attributable to partners	6,305	4,442	10,522	852	—	22,121
Net transfers from Valero Energy Corporation (a)	—	—	—	—	21,268	21,268
Allocation of Valero Energy Corporation’s net investment in the Houston and St. Charles Terminal Services Business	—	82,330	205,396	8,383	(296,109)	—
Consideration paid to Valero Energy Corporation for the acquisition of the Houston and St. Charles Terminal Services Business	—	(186,625)	(465,592)	(19,003)	—	(671,220)
Units issued to Valero Energy Corporation in connection with the acquisition of the Houston and St. Charles Terminal Services Business	—	98,000	—	2,000	—	100,000
Noncash capital contributions from Valero Energy Corporation	—	1,497	3,206	136	—	4,839
Cash distributions to unitholders	(4,588)	(3,070)	(7,658)	(510)	—	(15,826)
Distribution equivalent right payments	(3)	—	—	—	—	(3)
Unit-based compensation	41	—	—	—	—	41
Balance as of March 31, 2015 (a)	$376,709	$55,418	$(107,322)	$(3,525)	$89,854	$411,134

Balance as of December 31, 2015	$581,489	$28,430	$(313,961)	$(5,805)	$—	$290,153
Net income attributable to partners	13,101	9,151	17,542	3,504	—	43,298
Noncash capital contributions from Valero Energy Corporation	—	2,459	4,713	218	—	7,390
Cash distributions to unitholders	(6,879)	(4,806)	(9,213)	(1,809)	—	(22,707)
Offering costs	(5)	—	—	—	—	(5)
Distribution equivalent right payments	(4)	—	—	—	—	(4)
Unit-based compensation	34	—	—	—	—	34
Balance as of March 31, 2016	$587,736	$35,234	$(300,919)	$(3,892)	$—	$318,159

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015 (a)
Cash flows from operating activities:
Net income	$43,298	$6,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,388	8,310
Deferred income tax expense (benefit)	95	(249)
Changes in current assets and current liabilities	(1,986)	(7,755)
Changes in deferred charges and credits and other operating activities, net	111	418
Net cash provided by operating activities	50,906	7,660
Cash flows from investing activities:
Capital expenditures	(6,267)	(11,934)
Acquisition from Valero Energy Corporation	—	(296,109)
Net cash used in investing activities	(6,267)	(308,043)
Cash flows from financing activities:
Proceeds from debt borrowings	—	200,000
Proceeds from note payable to related party	—	160,000
Payments of capital lease obligations	(326)	(284)
Payment of offering costs	(107)	—
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	—	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(22,711)	(15,829)
Net transfers from Valero Energy Corporation	—	22,738
Net cash provided by (used in) financing activities	(23,144)	91,514
Net increase (decrease) in cash and cash equivalents	21,495	(208,869)
Cash and cash equivalents at beginning of period	80,783	236,579
Cash and cash equivalents at end of period	$102,278	$27,710

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
We acquired the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business from Valero (collectively, the Acquisitions) on March 1, 2015 and October 1, 2015, respectively. See Note 3 for further discussion of the Acquisitions. As of March 31, 2016, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of nine of Valero’s refineries.
On April 1, 2016, we acquired Valero’s McKee Terminal Services Business as further described in Note 3.
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
The combined financial statements of our Predecessor were derived from the consolidated financial statements and accounting records of Valero and reflect the combined historical financial position, results of operations, and cash flows of our Predecessor as if the Acquisitions had been combined for periods prior to the effective dates of each acquisition.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The balance sheet as of December 31, 2015 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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
Accounting Pronouncements Adopted During the Period
In April 2015, the provisions of Accounting Standards Codification (ASC) Subtopic 835-30, “Interest–Imputation of Interest,” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. In August 2015, these provisions were further amended with guidance from the Securities and Exchange Commission staff that they would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These provisions were effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this guidance effective January 1, 2016 did not affect our financial position or results of operations

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as our debt issuance costs are associated with our revolving credit facility and therefore were not required to be reclassified.
Also in April 2015, the provisions of ASC Topic 260, “Earnings Per Share,” were amended to provide guidance on how master limited partnerships apply the two-class method of calculating earnings per unit for historical periods when they receive net assets in a dropdown transaction that is accounted for as a transaction between entities under common control as required under Subtopic 805-50, “Business Combinations–Related Issues.” The amendments specify that for purposes of calculating earnings per unit under the two-class method for periods before the date of a dropdown transaction, earnings or losses of a transferred business should be allocated entirely to the general partner. Qualitative disclosures are also required to describe how the rights to earnings or losses differ before and after the dropdown transaction for purposes of computing earnings per unit under the two-class method. These provisions were effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. We have historically calculated our net income per unit after a dropdown transaction as prescribed by these provisions; therefore, the adoption of this guidance effective January 1, 2016 did not affect our financial position or results of operations, but resulted in additional disclosures as shown in Note 9.
In November 2015, the provisions of ASC Topic 740, “Income Taxes,” were amended to simplify the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The amendments are effective for financial statements for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of any interim or annual period. Effective January 1, 2016, we adopted this guidance on a retrospective basis, but such adoption did not affect our financial position as we had no current deferred tax amounts to reclassify.
Accounting Pronouncements Not Yet Adopted
In May 2014, the ASC was amended and a new accounting standard, ASC Topic 606, “Revenue from Contracts with Customers,” was issued to clarify the principles for recognizing revenue. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

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

In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the provisions of ASC Topic 718, “Compensation–Stock Compensation,” were amended to simplify the accounting and reporting for employee share-based payments. These amendments involve several aspects of the accounting for share-based payment transactions, including accounting for income taxes as it pertains to the timing of when excess tax benefits are recognized and to the recognition of excess tax benefits and tax deficiencies in the statements of income, forfeitures, minimum statutory tax withholding requirements, as well as classification of excess tax benefits and employee taxes paid on the statement of cash flows. These provisions are effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments provide specific transition and disclosure guidance for each provision. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

3.	ACQUISITIONS
Acquisitions in 2015
Houston and St. Charles Terminal Services Business
Effective March 1, 2015, we acquired two subsidiaries from Valero that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana) for total consideration of $671.2 million, which consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement we entered into with Valero. See Note 6 for further discussion of the borrowings under our revolving credit facility and this subordinated credit agreement.
Corpus Christi Terminal Services Business
Effective October 1, 2015, we acquired Valero’s Corpus Christi East Terminal and Corpus Christi West Terminal (collectively, the Corpus Christi Terminal Services Business) for total consideration of $465.0 million, which consisted of (i) a cash distribution of $395.0 million and (ii) the issuance of 1,570,513 common units and 32,051 general partner units having an aggregate value of $70.0 million. We funded the cash distribution to Valero with $395.0 million of proceeds from a subordinated credit agreement with Valero. The Corpus Christi Terminal Services Business is engaged in the business of terminaling crude oil, intermediates, and refined petroleum products at terminals in Corpus Christi, Texas and supports Valero’s Corpus Christi East and West Refineries. See Note 6 for further discussion of the borrowings under this subordinated credit agreement.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Reported Financial Information
The following table presents our previously reported statement of income for the three months ended March 31, 2015 retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business (in thousands). The results of operations of the Houston and St. Charles Terminal Services Business are included in our previously reported statement of income for the three months ended March 31, 2015.

	Three Months Ended March 31, 2015
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$41,886	$—	$41,886
Costs and expenses:
Operating expenses	17,864	4,760	22,624
General and administrative expenses	3,565	87	3,652
Depreciation expense	7,488	822	8,310
Total costs and expenses	28,917	5,669	34,586
Operating income (loss)	12,969	(5,669)	7,300
Other income, net	111	—	111
Interest and debt expense, net of capitalized interest	(601)	—	(601)
Income (loss) before income taxes	12,479	(5,669)	6,810
Income tax benefit	(126)	—	(126)
Net income (loss)	12,605	(5,669)	6,936
Less: Net loss attributable to Predecessor	(9,516)	(5,669)	(15,185)
Net income attributable to partners	$22,121	$—	$22,121

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported statement of cash flows for the three months ended March 31, 2015 retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business (in thousands). The cash flows of the Houston and St. Charles Terminal Services Business are included in our previously reported statement of cash flows for the three months ended March 31, 2015.

	Three Months Ended March 31, 2015
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$12,605	$(5,669)	$6,936
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	7,488	822	8,310
Deferred income tax benefit	(249)	—	(249)
Changes in current assets and current liabilities	(7,755)	—	(7,755)
Changes in deferred charges and credits and other operating activities, net	418	—	418
Net cash provided by (used in) operating activities	12,507	(4,847)	7,660
Cash flows from investing activities:
Capital expenditures	(4,978)	(6,956)	(11,934)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—	(296,109)
Net cash used in investing activities	(301,087)	(6,956)	(308,043)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—	200,000
Proceeds from note payable to related party	160,000	—	160,000
Payments of capital lease obligations	(284)	—	(284)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(15,829)	—	(15,829)
Net transfers from Valero Energy Corporation	10,935	11,803	22,738
Net cash provided by financing activities	79,711	11,803	91,514
Net decrease in cash and cash equivalents	(208,869)	—	(208,869)
Cash and cash equivalents at beginning of period	236,579	—	236,579
Cash and cash equivalents at end of period	$27,710	$—	$27,710

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of the McKee Terminal Services Business
Effective April 1, 2016, we acquired a subsidiary from Valero that owns and operates a crude oil, intermediates, and refined petroleum products terminal (the McKee Terminal) that supports Valero’s McKee Refinery (in Sunray, Texas) for total consideration of $240.0 million, which consisted of (i) a cash distribution of $204.0 million and (ii) the issuance of 728,775 common units and 14,873 general partner units having an aggregate value of $36.0 million. We funded the cash distribution to Valero with $65.0 million of our cash on hand and $139.0 million of borrowings under our revolving credit facility. See Note 6 for further discussion of the borrowings under our revolving credit facility.

4.	RELATED-PARTY TRANSACTIONS
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Trade receivables – related party	$26,930	$26,103
Due to related party	(6,008)	(8,015)
Receivables from related party	$20,922	$18,088
The amounts shown in our balance sheets as “deferred revenue from related party” represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our master transportation services agreement and master terminal services agreement (collectively, the commercial agreements) with Valero.
All of our operating revenues are generated by providing services to Valero under our commercial agreements with Valero. The cost of services provided to us by Valero, including the cost of financing provided to us by Valero in connection with the Acquisitions as more fully described in Notes 3 and 6, are reflected in the supplemental information disclosure on our statements of income.
Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of our receivables were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.
Leases
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all lease agreements are recorded within “operating revenues – related party” in our statements of income.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts shown in our statements of income as “operating revenues – related party” included revenues from our current lease arrangements as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Minimum rental revenues	$48,249	$15,619
Contingent rental revenues	8,337	3,316
Total lease revenues	$56,586	$18,935
As of March 31, 2016, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

Remainder of 2016	$145,823
2017	193,550
2018	193,550
2019	193,550
2020	194,078
Thereafter	821,539
Total minimum rental payments	$1,742,090

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	March 31, 2016
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$239,223	$46,964	$286,187
Terminals and related assets	110,760	583,901	694,661
Other	9,540	—	9,540
Land	4,672	—	4,672
Construction-in-progress	26,229	—	26,229
Property and equipment, at cost	390,424	630,865	1,021,289
Accumulated depreciation	(121,613)	(151,066)	(272,679)
Property and equipment, net	$268,811	$479,799	$748,610

	December 31, 2015
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$228,586	$46,739	$275,325
Terminals and related assets	110,758	580,194	690,952
Other	9,352	—	9,352
Land	4,672	—	4,672
Construction-in-progress	30,580	—	30,580
Property and equipment, at cost	383,948	626,933	1,010,881
Accumulated depreciation	(118,580)	(145,019)	(263,599)
Property and equipment, net	$265,368	$481,914	$747,282

(a) Represents assets owned by us for which we are considered the lessor in certain operating lease agreements with Valero under U.S. GAAP.

We have certain pipeline assets under capital lease agreements totaling $14.9 million as of March 31, 2016 and December 31, 2015. Accumulated amortization on assets under capital leases was $14.4 million and $14.1 million as of March 31, 2016 and December 31, 2015, respectively.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	DEBT
Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. Our obligations under the Revolver are jointly and severally guaranteed by our directly owned subsidiary, Valero Partners Operating Co. LLC.
In connection with the acquisition of the Houston and St. Charles Terminals Services Business as described in Note 3, we borrowed $200.0 million under the Revolver on March 2, 2015. This borrowing bears interest at a variable rate, which was 1.75 percent as of March 31, 2016. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date. On July 1, 2015, we repaid $25.0 million on the Revolver. As of March 31, 2016 and December 31, 2015, we had $175.0 million of borrowings outstanding and no letters of credit outstanding under the Revolver.
Subordinated Credit Agreements
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million (collectively, the loans) to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 3. The loans mature on March 1 and October 1, 2020, respectively, and may be prepaid at any time without penalty; we are not permitted to reborrow amounts. The loans bear interest at the LIBO Rate (as defined in the Loan Agreements) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreements) and on each maturity date. As of March 31, 2016, the interest rate on each of the loans was 1.689 percent.
In December 2015, we paid down $185.0 million under one of the loans. As of March 31, 2016, we had $370.0 million outstanding under the Loan Agreements.
Capitalized Interest
Capitalized interest was approximately $32,000 and $5,000 for the three months ended March 31, 2016, and 2015, respectively.

7.	OPERATING LEASES
We have long-term operating lease commitments primarily with Valero for land used in the terminaling and transportation of crude oil and refined petroleum products. Certain leases contain escalation clauses and renewal options that allow for the same rental payment over the new lease term or a revised rental payment based on fair rental value or negotiated value. Currently, one of our land leases with Valero does not contain a renewal option. We expect that, in the normal course of business, our leases will be renewed or replaced by other leases.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2016, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

Remainder of 2016	$6,169
2017	8,229
2018	8,186
2019	8,186
2020	8,186
Thereafter	35,588
Total minimum rental payments	$74,544
Rental expense for all operating leases was $2.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively, as retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business. In connection with the Acquisitions, we entered into additional land lease agreements, the expense of which is reflected subsequent to the effective dates of each acquisition.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2015:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
March 31, 2016	$0.3400	$25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015

The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended March 31,
	2016	2015
General partner’s distributions:
General partner’s distributions	$512	$345
General partner’s incentive distribution rights (IDRs)	2,638	410
Total general partner’s distributions	3,150	755
Limited partners’ distributions:
Common – public	7,310	4,787
Common – Valero	5,355	3,732
Subordinated – Valero	9,788	7,989
Total limited partners’ distributions	22,453	16,508
DERs	5	3
Total cash distributions, including DERs	$25,608	$17,266

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
Distributions to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per limited partner unit.
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
Net losses of our Predecessor are allocated to the general partner. Subsequent to the effective dates of the Acquisitions, we calculate net income available to limited partners based on the methodology described above.
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three months ended March 31, 2016 and 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during three months ended March 31, 2016 and 2015.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended March 31, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$512	$12,665	$9,788	$—	$22,965
General partner’s IDRs	2,638	—	—	—	2,638
DERs	—	—	—	5	5
Distributions and DERs declared	3,150	12,665	9,788	5	25,608
Undistributed earnings	354	9,692	7,640	4	17,690
Net income available to limited partners – basic and diluted	$3,504	$22,357	$17,428	$9	$43,298

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		36,520	28,790

Net income per limited partner unit – basic and diluted		$0.61	$0.61

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$345	$8,519	$7,989	$—	$16,853
General partner’s IDRs	410	—	—	—	410
DERs	—	—	—	3	3
Distributions and DERs declared	755	8,519	7,989	3	17,266
Undistributed earnings	97	2,404	2,353	1	4,855
Net income available to limited partners – basic and diluted	$852	$10,923	$10,342	$4	$22,121

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		29,426	28,790

Net income per limited partner unit		$0.37	$0.36

10.	UNIT ACTIVITY
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with the acquisition of the Houston and St. Charles Terminal Services Business (see Note 3)	—	1,908,100	—	38,941	1,947,041
Balance as of March 31, 2015	17,259,651	13,448,089	28,789,989	1,214,043	60,711,772

Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Balance as of March 31, 2016	21,515,609	15,018,602	28,789,989	1,332,829	66,657,029

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Increase in current assets:
Receivables from related party	$(2,834)	$(7,662)
Prepaid expenses and other	(199)	(172)
Increase (decrease) in current liabilities:
Accounts payable	412	(275)
Accrued liabilities	139	271
Accrued liabilities – related party	180	285
Taxes other than income taxes	(6)	(224)
Deferred revenue from related party	322	22
Changes in current assets and current liabilities	$(1,986)	$(7,755)
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
There were no significant noncash investing activities for the three months ended March 31, 2016. Noncash financing activities for the three months ended March 31, 2016 included a capital contribution of $7.4 million for projects that were funded by Valero related primarily to the Houston, St. Charles, and Corpus Christi terminals. Valero agreed to fund these projects in connection with the Acquisitions.
There were no significant noncash investing activities for the three months ended March 31, 2015. Noncash financing activities for the three months ended March 31, 2015 included:

•
a capital contribution of $4.8 million for projects that were funded by Valero related to the Houston and St. Charles terminals. Valero agreed to fund these projects as part of the acquisition of the Houston and St. Charles Terminals Services Business, and

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million in connection with the acquisition of the Houston and St. Charles Terminals Service Business described in Note 3.

The following is a reconciliation of the amounts presented as net transfers from Valero on our statement of partners’ capital and statement of cash flows for the three months ended March 31, 2015 retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business (in thousands):

Net transfers from Valero per statement of partners’ capital	$21,268
Less: Noncash transfers to Valero	(1,470)
Net transfers from Valero per statement of cash flows	$22,738
Noncash transfers to Valero primarily represent the change in amounts accrued by our Predecessor for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015 (a)
Interest paid	$2,502	$172
Income taxes paid	—	—

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q, including without limitation our disclosures below under the heading “OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “should,” “may,” and similar expressions.
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
OVERVIEW
We are a fee-based master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. As of March 31, 2016 our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of nine of Valero’s refineries.
Since our formation, we have acquired several businesses from Valero and began receiving fees for services provided by these businesses commencing on each respective acquisition date. The following businesses (collectively, the Acquisitions) were acquired in 2015 and are further described in Note 3 of Condensed Notes to Consolidated Financial Statements:

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

In connection with the Acquisitions, we entered into commercial agreements with Valero and began recognizing terminaling revenues for certain terminals for which we did not historically charge a fee. Because of these new agreements, our results of operations subsequent to the Acquisitions are not comparable to our historical results of operations.
For the first quarter of 2016, we reported net income and net income attributable to partners of $43.3 million and net income per common unit of $0.61. This compares to net income of $6.9 million, net income attributable to partners of $22.1 million, and net income per common unit of $0.37 for the first quarter of 2015.

•
The increase in net income of $36.4 million in the first quarter of 2016 compared to the first quarter of 2015 was due primarily to $46.2 million of revenues generated by our Houston, St. Charles, and Corpus Christi terminals during the first quarter of 2016. During March 2015, our Houston and St. Charles terminals generated $9.3 million of revenues. The Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business did not charge Valero for services provided, and therefore, did not generate revenues prior to our acquisition of those businesses on March 1, 2015 and October 1, 2015, respectively.

•
Net income attributable to partners represents our results of operations and only includes the results of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $21.2 million in the first quarter of 2016 compared to the first quarter of 2015 was due primarily to the comparable periods reflecting the results of operations of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business from the date of their respective acquisition.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
Effective April 1, 2016, we acquired the McKee Terminal Services Business from Valero for total consideration of $240.0 million, as further described in Note 3 of Condensed Notes to Consolidated Financial Statements. The McKee Terminal Services Business owns and operates a crude oil, intermediates, and refined products terminal that supports Valero’s McKee Refinery located in Sunray, Texas.
OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. For 2016, we expect that Valero will transport volumes through our pipelines and throughput volumes at our terminals generally consistent with historical levels.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the three months ended March 31, 2015 represent our consolidated results of operations, adjusted for the Acquisitions for the periods presented prior to the effective date of each acquisition. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2015	Change
Operating revenues – related party	$78,767	$41,886	$36,881
Costs and expenses:
Operating expenses	19,096	22,624	(3,528)
General and administrative expenses	4,161	3,652	509
Depreciation expense	9,388	8,310	1,078
Total costs and expenses	32,645	34,586	(1,941)
Operating income	46,122	7,300	38,822
Other income, net	77	111	(34)
Interest and debt expense, net of capitalized interest	(2,659)	(601)	(2,058)
Income before income taxes	43,540	6,810	36,730
Income tax expense (benefit)	242	(126)	368
Net income	43,298	6,936	36,362
Less: Net loss attributable to Predecessor	—	(15,185)	15,185
Net income attributable to partners	43,298	22,121	21,177
Less: General partner’s interest in net income	3,504	852	2,652
Limited partners’ interest in net income	$39,794	$21,269	$18,525

Net income per limited partner unit – basic and diluted:
Common units	$0.61	$0.37
Subordinated units	$0.61	$0.36

Weighted-average limited partner units outstanding – basic and diluted:
Common units	36,520	29,426
Subordinated units	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended March 31,
	2016	2015	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$20,245	$19,875	$370
Pipeline transportation throughput (BPD) (a)	918,936	979,821	(60,885)
Average pipeline transportation revenue per barrel (b)	$0.24	$0.23	$0.01

Terminaling:
Terminaling revenues	$58,387	$21,876	$36,511
Terminaling throughput (BPD)	1,849,858	807,429	1,042,429
Average terminaling revenue per barrel (b)	$0.35	$0.30	$0.05

Storage revenues	$135	$135	$—

Total operating revenues – related party	$78,767	$41,886	$36,881

Capital expenditures:
Maintenance	$2,002	$4,466	$(2,464)
Expansion	4,265	7,468	(3,203)
Total capital expenditures	6,267	11,934	(5,667)
Less: Capital expenditures attributable to Predecessor	—	10,649	(10,649)
Capital expenditures attributable to Partnership	$6,267	$1,285	$4,982

Other financial information:
Distribution declared per unit	$0.3400	$0.2775

Distribution declared:
Limited partner units – public	$7,315	$4,790
Limited partner units – Valero	15,143	11,721
General partner units – Valero	3,150	755
Total distribution declared	$25,608	$17,266
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $36.9 million, or 88 percent, in the first quarter of 2016 compared to the first quarter of 2015. The increase was due to higher revenues of $36.9 million generated by the Houston, St. Charles, and Corpus Christi terminals in the first quarter of 2016 compared to the first quarter of 2015. Prior to being acquired by us, the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business did not charge Valero for services provided and, therefore, did not generate revenues. Effective with the acquisition dates, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses and began generating revenues with respect to these assets.
Operating expenses decreased $3.5 million, or 16 percent, in the first quarter of 2016 compared to the first quarter of 2015 due primarily to a decrease in maintenance expense of $2.6 million at our St. Charles and Corpus Christi terminals. Additionally, waste handling costs at the St. Charles terminal decreased $835,000 in the first quarter of 2016.
General and administrative expenses increased $509,000, or 14 percent, in the first quarter of 2016 compared to the first quarter of 2015 due primarily to an increase of $421,000 in costs related to being a separate publicly traded limited partnership.
Depreciation expense increased $1.1 million, or 13 percent, in the first quarter of 2016 compared to the first quarter of 2015 due primarily to additional depreciation expense associated with assets placed into service in 2015, including expansion and improvement projects at our Corpus Christi, Houston, and St. Charles terminals.
“Interest and debt expense, net of capitalized interest” increased $2.1 million in the first quarter of 2016 compared to the first quarter of 2015 due primarily to interest expense incurred on borrowings under our revolving credit facility and the subordinated credit agreements with Valero entered into in connection with the Acquisitions. Interest expense on this indebtedness was $2.3 million in the first quarter of 2016.
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
Distributions
On April 21, 2016 the board of directors of our general partner declared a distribution of $0.3400 per unit applicable to the first quarter of 2016, which equates to $25.6 million in total distributions to unitholders of record as of May 2, 2016. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2015:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
March 31, 2016	$0.3400	$25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015

Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders that matures in November 2020. The Revolver includes a letter of credit sub-facility. As of March 31, 2016, we had $175.0 million of borrowings outstanding under the Revolver. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Revolver.
Subordinated Credit Agreements
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively.
As of March 31, 2016, we had $370.0 million outstanding under the Loan Agreements. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Loan Agreements.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2016	2015 (a)
Cash flows provided by (used in):
Operating activities	$50,906	$7,660
Investing activities	(6,267)	(308,043)
Financing activities	(23,144)	91,514
Net increase (decrease) in cash and cash equivalents	$21,495	$(208,869)

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
Operating Activities
Net cash provided by operating activities in the first three months of 2016 was $50.9 million, which included net income of $43.3 million plus noncash adjustments (primarily for depreciation expense) of $9.6 million, partially offset by unfavorable changes in working capital of $2.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operating results. The change in working capital was composed primarily of an increase in receivables from related party (net of offsetting payables to related party) of $2.8 million, as shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in receivables from related party was attributed primarily to a decrease in the offsetting payables resulting from the timing of invoices from Valero for services provided to our general partner under our amended and restated services and secondment agreement.
Net cash provided by operating activities in the first three months of 2015 was $7.7 million, which included net income of $6.9 million plus noncash adjustments (primarily for depreciation expense) of $8.5 million, partially offset by unfavorable changes in working capital of $7.8 million. See “RESULTS OF OPERATIONS” for further discussion of our operating results. The change in working capital was composed primarily of an increase in receivables from related party of $7.7 million, as shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in receivables from related party was attributed primarily to an increase in billings related to the Houston and St. Charles Terminal Services Business, which had been recently acquired from Valero.
Investing Activities
Cash used for investing activities in the first three months of 2016 was $6.3 million. We and our Predecessor incurred capital expenditures of $6.3 million and $11.9 million for the first three months of 2016 and 2015, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Cash used for investing activities in the first three months of 2015 was $308.0 million, which was primarily impacted by the acquisition of the Houston and St. Charles Terminal Services Business on March 1, 2015. In connection with the acquisition, we paid $571.2 million in cash to Valero, and of this amount, $296.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $275.1 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.

Financing Activities
Cash used for financing activities in the first three months of 2016 was $23.1 million, which consisted primarily of $22.7 million in cash distributions to limited partners and our general partner.
In the first three months of 2015, our financing activities provided cash of $91.5 million, which consisted primarily of the $200.0 million of borrowings under the Revolver and $160.0 million of proceeds from the loan agreement entered into in connection with the acquisition of the Houston and St. Charles Terminal Services Business. These cash inflows were offset by the $275.1 million of excess purchase price paid over the carrying value for the acquisition of the Houston and St. Charles Terminal Services Business as described above under “Investing Activities,” and we reflected a net transfer from Valero of $22.7 million related to the cash flows associated with our Predecessor. In addition, we paid $15.8 million of cash distributions to limited partners and our general partner.
See Notes 3 and 11 of Condensed Notes to Consolidated Financial Statements for additional information on the acquisition discussed above, including consideration paid and the cash and noncash elements of the acquisition.
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
Our capital expenditures were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015 (a)
Maintenance	$2,002	$4,466
Expansion (b)	4,265	7,468
Total capital expenditures	$6,267	$11,934

(a) Financial information has been retrospectively adjusted for the acquisition of the Corpus Christi Terminal Services Business.
(b) This table excludes amounts paid to Valero for the acquired businesses. See Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in the first three months of 2016 were primarily directed toward the following activities:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our St. Charles terminal to extend the useful lives of the tanks; and

•	the improvement of assets at our Lucas crude system for enhanced monitoring of pipeline shipments.
Our capital expenditures in the first three months of 2015 were primarily directed toward the following activities:

•	the expansion and improvement of assets at the St. Charles, Houston, and Corpus Christi terminals; and

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system.
For the full year 2016, we expect our capital expenditures to be approximately $19.0 million. Our estimate consists of approximately $11.0 million for maintenance capital expenditures and approximately $8.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
In addition to the above-mentioned capital expenditures, $7.4 million of capital projects were funded by Valero primarily related to the Houston, St. Charles, and Corpus Christi terminals. Valero agreed to fund these projects in connection with the Acquisitions. See Note 11 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.
Contractual Obligations
As of March 31, 2016, our contractual obligations included debt and capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2016.
Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act and Energy Policy Act. Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations. For more information on federal and state regulations affecting our business, please read our annual report on Form 10-K for the year ended December 31, 2015.
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

There were no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2016.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2016, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2015 was filed.

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
Debt incurred under our Revolver and our Loan Agreement bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We had debt of $175.0 million and notes payable to related party totaling $370 million as of March 31, 2016.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2016.

(b)	Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.
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
Date: May 6, 2016