Form 10-Q
period 2016-06-30
VALERO ENERGY PARTNERS LP
filed 2016-08-04
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☑
The registrant had 37,262,986 common units, 28,789,989 subordinated units, and 1,347,702 general partner units outstanding at July 29, 2016.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2016	December 31, 2015 (a)

ASSETS
Current assets:
Cash and cash equivalents	$67,167	$80,783
Receivables from related party	23,614	18,088
Prepaid expenses and other	1,081	632
Total current assets	91,862	99,503
Property and equipment, at cost	1,132,034	1,110,399
Accumulated depreciation	(331,213)	(310,558)
Property and equipment, net	800,821	799,841
Deferred charges and other assets, net	2,987	3,322
Total assets	$895,670	$902,666
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$250	$913
Accounts payable	6,809	9,264
Accrued liabilities	1,276	1,062
Accrued liabilities – related party	677	628
Taxes other than income taxes	1,679	1,276
Deferred revenue from related party	1,263	129
Total current liabilities	11,954	13,272
Debt and capital lease obligations, net of current portion	314,065	175,246
Notes payable to related party	370,000	370,000
Deferred income taxes	504	320
Other long-term liabilities	1,142	1,116
Commitments and contingencies
Partners’ capital:
Common unitholders – public (21,515,609 and 21,509,651 units outstanding)	594,881	581,489
Common unitholder – Valero (15,747,377 and 15,018,602 units outstanding)	15,895	28,430
Subordinated unitholder – Valero (28,789,989 and 28,789,989 units outstanding)	(406,344)	(313,961)
General partner – Valero (1,347,702 and 1,332,829 units outstanding)	(6,427)	(5,805)
Net investment	—	52,559
Total partners’ capital	198,005	342,712
Total liabilities and partners’ capital	$895,670	$902,666

(a) Financial information has been retrospectively adjusted for the acquisition of the McKee Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (a)	2016	2015 (a)
Operating revenues – related party	$87,664	$60,245	$166,431	$102,131
Costs and expenses:
Operating expenses (b)	20,520	22,191	41,397	46,487
General and administrative expenses (c)	3,578	3,312	7,806	7,024
Depreciation expense	10,622	9,904	21,243	19,343
Total costs and expenses	34,720	35,407	70,446	72,854
Operating income	52,944	24,838	95,985	29,277
Other income, net	57	26	134	137
Interest and debt expense, net of capitalized interest (d)	(3,251)	(1,411)	(5,910)	(2,012)
Income before income taxes	49,750	23,453	90,209	27,402
Income tax expense (benefit)	303	(51)	545	(177)
Net income	49,447	23,504	89,664	27,579
Less: Net loss attributable to Predecessor	—	(10,158)	(3,081)	(28,204)
Net income attributable to partners	49,447	33,662	92,745	55,783
Less: General partner’s interest in net income	5,213	1,357	8,717	2,209
Limited partners’ interest in net income	$44,234	$32,305	$84,028	$53,574

Net income per limited partner unit – basic and diluted:
Common units	$0.67	$0.54	$1.28	$0.91
Subordinated units	$0.67	$0.54	$1.28	$0.90

Weighted-average limited partner units outstanding:
Common units – basic and diluted	37,248	30,698	36,884	30,066
Subordinated units – basic and diluted	28,790	28,790	28,790	28,790

Cash distribution declared per unit	$0.3650	$0.2925	$0.7050	$0.5700

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(b) Operating expenses – related party	$10,863	$10,643	$21,796	$20,478
(c) General and administrative expenses – related party	$2,998	$2,800	$5,923	$5,459
(d) Interest and debt expense – related party	$1,584	$578	$3,150	$768

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2014 (a)	$374,954	$58,844	$146,804	$4,617	$436,751	$1,021,970
Net income (loss):
Attributable to Predecessor (b)	—	—	—	—	(28,204)	(28,204)
Attributable to partners	15,703	11,665	26,205	2,210	—	55,783
Net transfers from Valero Energy Corporation (b)	—	—	—	—	35,122	35,122
Allocation of Valero Energy Corporation’s net investment in the Houston and St. Charles Terminal Services Business	—	82,330	205,396	8,383	(296,109)	—
Consideration paid to Valero Energy Corporation for the acquisition of the Houston and St. Charles Terminal Services Business	—	(186,625)	(465,592)	(19,003)	—	(671,220)
Units issued to Valero Energy Corporation in connection with the acquisition of the Houston and St. Charles Terminal Services Business	—	98,000	—	2,000	—	100,000
Noncash capital contributions from Valero Energy Corporation	—	2,273	4,866	204	—	7,343
Cash distributions to unitholders	(9,375)	(6,802)	(15,647)	(1,265)	—	(33,089)
Distribution equivalent right payments	(6)	—	—	—	—	(6)
Unit-based compensation	88	—	—	—	—	88
Balance as of June 30, 2015 (b)	$381,364	$59,685	$(97,968)	$(2,854)	$147,560	$487,787

Balance as of December 31, 2015 (a)	$581,489	$28,430	$(313,961)	$(5,805)	$52,559	$342,712
Net income (loss):
Attributable to Predecessor	—	—	—	—	(3,081)	(3,081)
Attributable to partners	27,503	19,699	36,826	8,717	—	92,745
Net transfers from Valero Energy Corporation	—	—	—	—	1,883	1,883
Allocation of Valero Energy Corporation’s net investment in the McKee Terminal Services Business	—	17,088	32,758	1,515	(51,361)	—
Consideration paid to Valero Energy Corporation for the acquisition of the McKee Terminal Services Business	—	(79,848)	(153,067)	(7,085)	—	(240,000)
Units issued to Valero Energy Corporation in connection with the acquisition of the McKee Terminal Services Business	—	35,280	—	720	—	36,000
Offering costs	(6)	—	—	—	—	(6)
Noncash capital contributions from Valero Energy Corporation	—	5,407	10,101	470	—	15,978
Cash distributions to unitholders	(14,189)	(10,161)	(19,001)	(4,959)	—	(48,310)
Distribution equivalent right payments	(9)	—	—	—	—	(9)
Unit-based compensation	93	—	—	—	—	93
Balance as of June 30, 2016	$594,881	$15,895	$(406,344)	$(6,427)	$—	$198,005

(a) Financial information has been retrospectively adjusted for the acquisition of the McKee Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
(b) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015 (a)
Cash flows from operating activities:
Net income	$89,664	$27,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,243	19,343
Deferred income tax expense (benefit)	219	(395)
Changes in current assets and current liabilities	(3,442)	(6,073)
Changes in deferred charges and credits and other operating activities, net	249	459
Net cash provided by operating activities	107,933	40,913
Cash flows from investing activities:
Capital expenditures	(9,325)	(18,291)
Acquisitions from Valero Energy Corporation	(51,361)	(296,109)
Other investing activities, net	18	14
Net cash used in investing activities	(60,668)	(314,386)
Cash flows from financing activities:
Proceeds from debt borrowings	139,000	200,000
Proceeds from note payable to related party	—	160,000
Payments of capital lease obligations	(663)	(580)
Payment of offering costs	(108)	—
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	(152,639)	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(48,319)	(33,095)
Net transfers from Valero Energy Corporation	1,848	37,722
Net cash provided by (used in) financing activities	(60,881)	88,936
Net decrease in cash and cash equivalents	(13,616)	(184,537)
Cash and cash equivalents at beginning of period	80,783	236,579
Cash and cash equivalents at end of period	$67,167	$52,042

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

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
We acquired the McKee Terminal Services Business, the Corpus Christi Terminal Services Business, and the Houston and St. Charles Terminal Services Business from Valero (collectively, the Acquisitions) on April 1, 2016, October 1, 2015, and March 1, 2015, respectively. See Note 3 for further discussion of the Acquisitions. Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of nine of Valero’s refineries.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The balance sheet as of December 31, 2015 has been derived from our audited financial statements as of that date, retrospectively adjusted for the acquisition of the McKee Terminal Services Business on April 1, 2016 (see Note 3). For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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
Accounting Pronouncements Adopted During the Period
In April 2015, the provisions of Accounting Standards Codification (ASC) Subtopic 835-30, “Interest–Imputation of Interest,” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. In August 2015, these provisions were further amended with guidance from the Securities and Exchange Commission staff, which provides that the staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These provisions were effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this guidance effective January 1, 2016 did not affect

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our financial position or results of operations as our debt issuance costs are associated with our revolving credit facility and therefore were not required to be reclassified.
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
Acquisition in 2016
McKee Terminal Services Business
Effective April 1, 2016, we acquired a subsidiary from Valero that owns and operates a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s McKee Refinery (in Sunray, Texas) for total consideration of $240.0 million, which consisted of (i) a cash distribution of $204.0 million and (ii) the issuance of 728,775 common units and 14,873 general partner units having an aggregate value of $36.0 million. We funded the cash distribution to Valero with $65.0 million of our cash on hand and $139.0 million of borrowings under our revolving credit facility. See Note 6 for further discussion of the borrowings under our revolving credit facility.
Acquisitions in 2015
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Reported Financial Information
The following table presents our previously reported balance sheet as of December 31, 2015 retrospectively adjusted for the acquisition of the McKee Terminal Services Business (in thousands). The assets and liabilities of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business are included in our previously reported balance sheet as of December 31, 2015.

	Valero Energy Partners LP (Previously Reported)	McKee Terminal Services Business	Valero Energy Partners LP (Currently Reported)
ASSETS
Current assets:
Cash and cash equivalents	$80,783	$—	$80,783
Receivables from related party	18,088	—	18,088
Prepaid expenses and other	632	—	632
Total current assets	99,503	—	99,503
Property and equipment, at cost	1,010,881	99,518	1,110,399
Accumulated depreciation	(263,599)	(46,959)	(310,558)
Property and equipment, net	747,282	52,559	799,841
Deferred charges and other assets, net	3,322	—	3,322
Total assets	$850,107	$52,559	$902,666
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$913	$—	$913
Accounts payable	9,264	—	9,264
Accrued liabilities	1,062	—	1,062
Accrued liabilities – related party	628	—	628
Taxes other than income taxes	1,276	—	1,276
Deferred revenue from related party	129	—	129
Total current liabilities	13,272	—	13,272
Debt and capital lease obligations, net of current portion	175,246	—	175,246
Notes payable to related party	370,000	—	370,000
Deferred income taxes	320	—	320
Other long-term liabilities	1,116	—	1,116
Partners’ capital:
Common unitholders – public	581,489	—	581,489
Common unitholder – Valero	28,430	—	28,430
Subordinated unitholder – Valero	(313,961)	—	(313,961)
General partner – Valero	(5,805)	—	(5,805)
Net investment	—	52,559	52,559
Total partners’ capital	290,153	52,559	342,712
Total liabilities and partners’ capital	$850,107	$52,559	$902,666

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our previously reported statements of income for the three and six months ended June 30, 2015 retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business (in thousands). The results of operations of the Houston and St. Charles Terminal Services Business are included in our previously reported statements of income for the three and six months ended June 30, 2015.

	Three Months Ended June 30, 2015
	Valero Energy Partners LP (Previously Reported)	McKee Terminal Services Business	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$60,245	$—	$—	$60,245
Costs and expenses:
Operating expenses	14,374	1,686	6,131	22,191
General and administrative expenses	3,160	63	89	3,312
Depreciation expense	7,715	1,125	1,064	9,904
Total costs and expenses	25,249	2,874	7,284	35,407
Operating income (loss)	34,996	(2,874)	(7,284)	24,838
Other income, net	26	—	—	26
Interest and debt expense, net of capitalized interest	(1,411)	—	—	(1,411)
Income (loss) before income taxes	33,611	(2,874)	(7,284)	23,453
Income tax benefit	(51)	—	—	(51)
Net income (loss)	33,662	(2,874)	(7,284)	23,504
Less: Net loss attributable to Predecessor	—	(2,874)	(7,284)	(10,158)
Net income attributable to partners	$33,662	$—	$—	$33,662

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2015
	Valero Energy Partners LP (Previously Reported)	McKee Terminal Services Business	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$102,131	$—	$—	$102,131
Costs and expenses:
Operating expenses	32,238	3,358	10,891	46,487
General and administrative expenses	6,725	123	176	7,024
Depreciation expense	15,203	2,254	1,886	19,343
Total costs and expenses	54,166	5,735	12,953	72,854
Operating income (loss)	47,965	(5,735)	(12,953)	29,277
Other income, net	137	—	—	137
Interest and debt expense, net of capitalized interest	(2,012)	—	—	(2,012)
Income (loss) before income taxes	46,090	(5,735)	(12,953)	27,402
Income tax benefit	(177)	—	—	(177)
Net income (loss)	46,267	(5,735)	(12,953)	27,579
Less: Net loss attributable to Predecessor	(9,516)	(5,735)	(12,953)	(28,204)
Net income attributable to partners	$55,783	$—	$—	$55,783

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported statement of cash flows for the six months ended June 30, 2015 retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business (in thousands). The cash flows of the Houston and St. Charles Terminal Services Business are included in our previously reported statement of cash flows for the six months ended June 30, 2015.

	Six Months Ended June 30, 2015
	Valero Energy Partners LP (Previously Reported)	McKee Terminal Services Business	Corpus Christi Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$46,267	$(5,735)	$(12,953)	$27,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	15,203	2,254	1,886	19,343
Deferred income tax benefit	(395)	—	—	(395)
Changes in current assets and current liabilities	(6,073)	—	—	(6,073)
Changes in deferred charges and credits and other operating activities, net	459	—	—	459
Net cash provided by (used in) operating activities	55,461	(3,481)	(11,067)	40,913
Cash flows from investing activities:
Capital expenditures	(6,052)	(65)	(12,174)	(18,291)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—	—	(296,109)
Other investing activities, net	14	—	—	14
Net cash used in investing activities	(302,147)	(65)	(12,174)	(314,386)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—	—	200,000
Proceeds from note payable to related party	160,000	—	—	160,000
Payments of capital lease obligations	(580)	—	—	(580)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—	—	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(33,095)	—	—	(33,095)
Net transfers from Valero Energy Corporation	10,935	3,546	23,241	37,722
Net cash provided by financing activities	62,149	3,546	23,241	88,936
Net decrease in cash and cash equivalents	(184,537)	—	—	(184,537)
Cash and cash equivalents at beginning of period	236,579	—	—	236,579
Cash and cash equivalents at end of period	$52,042	$—	$—	$52,042

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED-PARTY TRANSACTIONS
Agreements Effective with the Acquisition of the McKee Terminal Services Business
The following agreements became effective on April 1, 2016, in connection with our acquisition of the McKee Terminal Services Business.
Commercial Agreements
We entered into an additional schedule under our existing master terminal services agreement with respect to the McKee terminal. The schedule has an initial term through April 1, 2026, provides Valero an option to renew for one additional five-year term, and contains minimum throughput requirements and inflation escalators.
Amended and Restated Omnibus Agreement
We entered into amended and restated schedules to our amended and restated omnibus agreement with Valero that include the following modifications, among others:

•	the indemnification obligations of Valero and the Partnership were extended to apply to the McKee terminal;

•
the administrative fee was increased from $11.2 million to $11.7 million per year, which amount is prorated for the remainder of 2016 based on the number of days from April 1, 2016 to December 31, 2016; and

•	the grant to Valero of a right of first refusal with respect to the McKee terminal.
Amended and Restated Services and Secondment Agreement
Our general partner entered into amended and restated exhibits to the amended and restated services and secondment agreement with Valero to provide for the additional secondment of employees to our general partner for the provision of services with respect to the McKee terminal.
Lease and Access Agreement
We entered into a lease and access agreement with Valero with respect to the land on which the McKee terminal is located. This agreement has an initial term through April 1, 2026 with four automatic successive renewal periods of five years each. Either party may terminate the lease after the initial term by providing written notice. Initially, our base rent is $594,000 per year and is subject to an annual inflation escalator. We are also required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Transactions
Receivables from related party consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Trade receivables – related party	$29,033	$26,103
Due to related party	(5,419)	(8,015)
Receivables from related party	$23,614	$18,088
The amounts shown in our balance sheets as “deferred revenue from related party” represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under our master transportation services agreement and master terminal services agreement (collectively, the commercial agreements).
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
The amounts shown in our statements of income as “operating revenues – related party” included revenues from our current lease arrangements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Minimum rental revenues	$56,277	$31,858	$104,526	$47,477
Contingent rental revenues	9,224	5,666	17,561	8,982
Total lease revenues	$65,501	$37,524	$122,087	$56,459

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2016, future minimum rentals to be received related to these noncancelable lease agreements were as follows (in thousands):

Remainder of 2016	$114,236
2017	226,610
2018	226,610
2019	226,610
2020	227,231
Thereafter	995,947
Total minimum rental payments	$2,017,244

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	June 30, 2016
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$239,239	$46,964	$286,203
Terminals and related assets	111,037	695,871	806,908
Other	9,479	—	9,479
Land	4,672	—	4,672
Construction-in-progress	24,772	—	24,772
Property and equipment, at cost	389,199	742,835	1,132,034
Accumulated depreciation	(124,872)	(206,341)	(331,213)
Property and equipment, net	$264,327	$536,494	$800,821

	December 31, 2015 (b)
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$228,586	$46,739	$275,325
Terminals and related assets	210,276	580,194	790,470
Other	9,352	—	9,352
Land	4,672	—	4,672
Construction-in-progress	30,580	—	30,580
Property and equipment, at cost	483,466	626,933	1,110,399
Accumulated depreciation	(165,539)	(145,019)	(310,558)
Property and equipment, net	$317,927	$481,914	$799,841

(a) Represents assets owned by us for which we are the lessor (see Note 4). Certain assets acquired in the acquisition of the McKee Terminal Services Business were reflected as assets under operating leases subsequent to the acquisition on April 1, 2016.

(b) Financial information has been retrospectively adjusted for the acquisition of the McKee Terminal Services Business.
We have certain pipeline assets under capital lease agreements totaling $14.9 million as of June 30, 2016 and December 31, 2015. Accumulated amortization on assets under capital leases was $14.7 million and $14.1 million as of June 30, 2016 and December 31, 2015, respectively.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	DEBT
Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. Our obligations under the Revolver are jointly and severally guaranteed by our directly owned subsidiary, Valero Partners Operating Co. LLC. Borrowings on the Revolver bear interest at a variable rate, which was 1.75 percent as of June 30, 2016. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date.
In connection with the acquisition of the McKee Terminal Services Business, we borrowed $139.0 million under the Revolver on April 1, 2016. In connection with the acquisition of the Houston and St. Charles Terminal Services Business, we borrowed $200.0 million under the Revolver on March 2, 2015. See Note 3 for information about our acquisitions from Valero.
During the six months ended June 30, 2016 and 2015, we had no repayments under the Revolver. As of June 30, 2016, we had $314.0 million of borrowings outstanding and no letters of credit outstanding under the Revolver. As of December 31, 2015, we had $175.0 million of borrowings outstanding and no letters of credit outstanding under the Revolver.
Subordinated Credit Agreements
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements), under which we borrowed $395.0 million and $160.0 million (collectively, the loans) to finance a portion of the acquisitions of the Corpus Christi Terminal Services Business and the Houston and St. Charles Terminal Services Business, respectively, as described in Note 3. The loans mature on March 1 and October 1, 2020, respectively, and may be prepaid at any time without penalty; we are not permitted to reborrow amounts. The loans bear interest at the LIBO Rate (as defined in the Loan Agreements) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreements) and on each maturity date. As of June 30, 2016, the interest rate on each of the loans was 1.71 percent.
During the six months ended June 30, 2016 and 2015, we had no repayments under the loans. As of June 30, 2016 and December 31, 2015, we had $370.0 million outstanding under the Loan Agreements.
Capitalized Interest
Capitalized interest was $3,000 and $1,000 for the three months ended June 30, 2016 and 2015, respectively, and $35,000 and $6,000 for the six months ended June 30, 2016 and 2015, respectively.

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
As of June 30, 2016, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

Remainder of 2016	$4,409
2017	8,823
2018	8,780
2019	8,780
2020	8,780
Thereafter	38,707
Total minimum rental payments	$78,279
Rental expense for all operating leases was $2.3 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $4.6 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively. Rental expense for the three and six months ended June 30, 2015 has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business.

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
Our partnership agreement prescribes the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2015:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
June 30, 2016	$0.3650	$28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General partner’s distributions:
General partner’s distributions	$578	$369	$1,090	$714
General partner’s incentive distribution rights (IDRs)	4,224	684	6,862	1,094
Total general partner’s distributions	4,802	1,053	7,952	1,808
Limited partners’ distributions:
Common – public	7,849	5,045	15,159	9,832
Common – Valero	5,747	3,934	11,102	7,666
Subordinated – Valero	10,509	8,421	20,297	16,410
Total limited partners’ distributions	24,105	17,400	46,558	33,908
DERs	5	3	10	6
Total cash distributions, including DERs	$28,912	$18,456	$54,520	$35,722

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and six months ended June 30, 2016 and 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three and six months ended June 30, 2016 and 2015.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended June 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$578	$13,596	$10,509	$—	$24,683
General partner’s IDRs	4,224	—	—	—	4,224
DERs	—	—	—	5	5
Distributions and DERs declared	4,802	13,596	10,509	5	28,912
Undistributed earnings	411	11,348	8,772	4	20,535
Net income available to limited partners – basic and diluted	$5,213	$24,944	$19,281	$9	$49,447

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		37,248	28,790

Net income per limited partner unit – basic and diluted		$0.67	$0.67

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$369	$8,979	$8,421	$—	$17,769
General partner’s IDRs	684	—	—	—	684
DERs	—	—	—	3	3
Distributions and DERs declared	1,053	8,979	8,421	3	18,456
Undistributed earnings	304	7,688	7,211	3	15,206
Net income available to limited partners – basic and diluted	$1,357	$16,667	$15,632	$6	$33,662

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		30,698	28,790

Net income per limited partner unit – basic and diluted		$0.54	$0.54

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,090	$26,261	$20,297	$—	$47,648
General partner’s IDRs	6,862	—	—	—	6,862
DERs	—	—	—	10	10
Distributions and DERs declared	7,952	26,261	20,297	10	54,520
Undistributed earnings	765	21,034	16,418	8	38,225
Net income available to limited partners – basic and diluted	$8,717	$47,295	$36,715	$18	$92,745

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		36,884	28,790

Net income per limited partner unit – basic and diluted		$1.28	$1.28

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$714	$17,498	$16,410	$—	$34,622
General partner’s IDRs	1,094	—	—	—	1,094
DERs	—	—	—	6	6
Distributions and DERs declared	1,808	17,498	16,410	6	35,722
Undistributed earnings	401	10,042	9,615	3	20,061
Net income available to limited partners – basic and diluted	$2,209	$27,540	$26,025	$9	$55,783

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		30,066	28,790

Net income per limited partner unit – basic and diluted		$0.91	$0.90

10.	UNIT ACTIVITY
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with the acquisition of the Houston and St. Charles Terminal Services Business (see Note 3)	—	1,908,100	—	38,941	1,947,041
Balance as of June 30, 2015	17,259,651	13,448,089	28,789,989	1,214,043	60,711,772

Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Units issued in connection with the acquisition of the McKee Terminal Services Business (see Note 3)	—	728,775	—	14,873	743,648
Balance as of June 30, 2016	21,515,609	15,747,377	28,789,989	1,347,702	67,400,677

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Decrease (increase) in current assets:
Receivables from related party	$(5,526)	$(6,817)
Prepaid expenses and other	(449)	20
Increase in current liabilities:
Accounts payable	733	31
Accrued liabilities	214	183
Accrued liabilities – related party	49	183
Taxes other than income taxes	403	139
Deferred revenue from related party	1,134	188
Changes in current assets and current liabilities	$(3,442)	$(6,073)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable balance sheets for the respective periods for the following reasons:

•	amounts accrued for capital expenditures are reflected in investing activities when such amounts are paid; and

•	amounts accrued for offering costs and debt issuance costs are reflected in financing activities when paid.
We attributed $51.4 million of the total $204.0 million cash consideration paid for the acquisition of the McKee Terminal Services Business to the historical carrying value of this acquisition (an investing cash outflow). The remaining $152.6 million of the cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).
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
Noncash investing and financing activities for the six months ended June 30, 2016 included:

•
a capital contribution of $16.0 million for projects that were funded by Valero related primarily to the Houston, St. Charles, and Corpus Christi terminals. Valero agreed to fund these projects in connection with the Acquisitions; and

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
the issuance of 728,775 common units and 14,873 general partner units having an aggregate value of $36.0 million in connection with the acquisition of the McKee Terminal Services Business described in Note 3.

Noncash investing and financing activities for the six months ended June 30, 2015 included:

•
a capital contribution of $7.3 million for projects that were funded by Valero related to the Houston and St. Charles terminals. Valero agreed to fund these projects as part of the acquisition of the Houston and St. Charles Terminal Services Business; and

•
the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million in connection with the acquisition of the Houston and St. Charles Terminal Services Business described in Note 3.

The following is a reconciliation of the amounts presented as net transfers from Valero on our statement of partners’ capital and statement of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015 (a)
Net transfers from Valero per statements of partners’ capital	$1,883	$35,122
Less: Noncash transfers from (to) Valero	35	(2,600)
Net transfers from Valero per statements of cash flows	$1,848	$37,722

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business.
Noncash transfers from (to) Valero primarily represent the change in amounts accrued by our Predecessor for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Interest paid	$5,484	$1,578
Income taxes paid	496	441

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
OVERVIEW
We are a fee-based master limited partnership that owns and operates crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of nine of Valero’s refineries. Since our formation in 2013, we have acquired several businesses from Valero and began receiving fees for services provided by those businesses commencing on each respective acquisition date. The following businesses (collectively, the Acquisitions) were acquired from Valero in 2016 and 2015 and are further described in Note 3 of Condensed Notes to Consolidated Financial Statements:

•	On April 1, 2016, we acquired the McKee Terminal Services Business for total consideration of $240.0 million.

•	On October 1, 2015, we acquired the Corpus Christi Terminal Services Business for total consideration of $465.0 million.

•	On March 1, 2015, we acquired the Houston and St. Charles Terminal Services Business for total consideration of $671.2 million.
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

In connection with the Acquisitions, we entered into commercial agreements with Valero and began recognizing terminaling revenues. We had not charged fees for services provided to Valero prior to each acquisition; therefore, our results of operations subsequent to the Acquisitions are not comparable to our historical results of operations.
For the second quarter of 2016, we reported net income and net income attributable to partners of $49.4 million and net income per common unit of $0.67. This compares to net income of $23.5 million, net income attributable to partners of $33.7 million, and net income per common unit of $0.54 for the second quarter of 2015.

•
The increase in net income of $25.9 million in the second quarter of 2016 compared to the second quarter of 2015 was due primarily to $28.2 million of revenues generated by our McKee and Corpus Christi terminals in the second quarter of 2016. As previously noted, the McKee Terminal Services Business and the Corpus Christi Terminal Services Business did not charge Valero for services provided, and therefore, did not generate revenues prior to our acquisition of those businesses on April 1, 2016 and October 1, 2015, respectively.

•
Net income attributable to partners represents our results of operations and only includes the results of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $15.8 million in the second quarter of 2016 compared to the second quarter of 2015 was due primarily to the comparable periods reflecting the results of operations of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business from the date of their respective acquisition.

For the first six months of 2016, we reported net income of $89.7 million, net income attributable to partners of $92.7 million, and net income per common unit of $1.28. This compares to net income of $27.6 million, net income attributable to partners of $55.8 million, and net income per common unit of $0.91 for the first six months of 2015.

•
The increase in net income of $62.1 million in the first six months of 2016 compared to the first six months of 2015 was due primarily to higher revenues of $65.1 million generated by our McKee, Corpus Christi, Houston, and St. Charles terminals. As previously noted, the McKee Terminal Services Business, the Corpus Christi Terminal Services Business, and the Houston and St. Charles Terminal Services Business did not charge Valero for services provided, and therefore, did not generate revenues prior to our acquisition of those businesses on April 1, 2016, October 1, 2015, and March 1, 2015, respectively.

•
Net income attributable to partners represents our results of operations and only includes the results of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $37.0 million in the first six months of 2016 compared to the first six months of 2015 was due primarily to the comparable periods reflecting the results of operations of the Houston and St. Charles Terminal Services Business, the Corpus Christi Terminal Services Business, and the McKee Terminal Services Business from the date of their respective acquisition.

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

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the three and six months ended June 30, 2016 and 2015 represent our consolidated results of operations, adjusted for the Acquisitions for the periods presented prior to the effective date of each acquisition. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,
	2016	2015	Change
Operating revenues – related party	$87,664	$60,245	$27,419
Costs and expenses:
Operating expenses	20,520	22,191	(1,671)
General and administrative expenses	3,578	3,312	266
Depreciation expense	10,622	9,904	718
Total costs and expenses	34,720	35,407	(687)
Operating income	52,944	24,838	28,106
Other income, net	57	26	31
Interest and debt expense, net of capitalized interest	(3,251)	(1,411)	(1,840)
Income before income taxes	49,750	23,453	26,297
Income tax expense (benefit)	303	(51)	354
Net income	49,447	23,504	25,943
Less: Net loss attributable to Predecessor	—	(10,158)	10,158
Net income attributable to partners	49,447	33,662	15,785
Less: General partner’s interest in net income	5,213	1,357	3,856
Limited partners’ interest in net income	$44,234	$32,305	$11,929

Net income per limited partner unit – basic and diluted:
Common units	$0.67	$0.54
Subordinated units	$0.67	$0.54

Weighted-average limited partner units outstanding – basic and diluted:
Common units	37,248	30,698
Subordinated units	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended June 30,
	2016	2015	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$19,318	$19,967	$(649)
Pipeline transportation throughput (BPD) (a)	850,516	953,123	(102,607)
Average pipeline transportation revenue per barrel (b)	$0.25	$0.23	$0.02

Terminaling:
Terminaling revenues	$68,211	$40,143	$28,068
Terminaling throughput (BPD)	2,146,293	1,379,757	766,536
Average terminaling revenue per barrel (b)	$0.35	$0.32	$0.03

Storage revenues	$135	$135	$—

Total operating revenues – related party	$87,664	$60,245	$27,419

Capital expenditures:
Maintenance	$1,518	$2,129	$(611)
Expansion	1,540	4,174	(2,634)
Total capital expenditures	3,058	6,303	(3,245)
Less: Capital expenditures attributable to Predecessor	—	5,229	(5,229)
Capital expenditures attributable to Partnership	$3,058	$1,074	$1,984

Other financial information:
Distribution declared per unit	$0.3650	$0.2925

Distribution declared:
Limited partner units – public	$7,854	$5,048
Limited partner units – Valero	16,256	12,355
General partner units – Valero	4,802	1,053
Total distribution declared	$28,912	$18,456
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $27.4 million, or 46 percent, in the second quarter of 2016 compared to the second quarter of 2015. The increase was due to higher revenues of $28.2 million generated by the McKee and Corpus Christi terminals in the second quarter of 2016 compared to the second quarter of 2015. Prior to being acquired by us, the McKee Terminal Services Business and the Corpus Christi Terminal Services Business did not charge Valero for services provided and, therefore, did not generate revenues. Effective with the acquisition dates, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses and began generating revenues with respect to these assets.
Operating expenses decreased $1.7 million, or 8 percent, in the second quarter of 2016 compared to the second quarter of 2015 due primarily to lower maintenance expense of $1.6 million at the Corpus Christi terminals related to inspection activity.
General and administrative expenses increased $266,000, or 8 percent, in the second quarter of 2016 compared to the second quarter of 2015 due primarily to incremental costs of $198,000 related to the management fee charged to us by Valero for the McKee Terminal Services Business and the Corpus Christi Terminal Services Business.
Depreciation expense increased $718,000, or 7 percent, in the second quarter of 2016 compared to the second quarter of 2015 due primarily to additional depreciation expense associated with assets placed into service in 2015, including expansion and improvement projects at our Corpus Christi and St. Charles terminals.
“Interest and debt expense, net of capitalized interest” increased $1.8 million in the second quarter of 2016 compared to the second quarter of 2015 due primarily to interest expense incurred on borrowings under our revolving credit facility and the subordinated credit agreements with Valero entered into in connection with the acquisitions of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business. Interest expense on these incremental borrowings was approximately $1.5 million in the second quarter of 2016.
Our income tax expense (benefit) is associated with the Texas margin tax. In June 2015, the Texas margin tax rate was reduced from 1 percent to 0.75 percent, which resulted in a tax benefit in the second quarter of 2015.

Results of Operations
(in thousands, except per unit amounts)

	Six Months Ended June 30,
	2016	2015	Change
Operating revenues – related party	$166,431	$102,131	$64,300
Costs and expenses:
Operating expenses	41,397	46,487	(5,090)
General and administrative expenses	7,806	7,024	782
Depreciation expense	21,243	19,343	1,900
Total costs and expenses	70,446	72,854	(2,408)
Operating income	95,985	29,277	66,708
Other income, net	134	137	(3)
Interest and debt expense, net of capitalized interest	(5,910)	(2,012)	(3,898)
Income before income taxes	90,209	27,402	62,807
Income tax expense (benefit)	545	(177)	722
Net income	89,664	27,579	62,085
Less: Net loss attributable to Predecessor	(3,081)	(28,204)	25,123
Net income attributable to partners	92,745	55,783	36,962
Less: General partner’s interest in net income	8,717	2,209	6,508
Limited partners’ interest in net income	$84,028	$53,574	$30,454

Net income per limited partner unit – basic and diluted:
Common units	$1.28	$0.91
Subordinated units	$1.28	$0.90

Weighted-average limited partner units outstanding – basic and diluted:
Common units	36,884	30,066
Subordinated units	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Six Months Ended June 30,
	2016	2015	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$39,563	$39,842	$(279)
Pipeline transportation throughput (BPD) (a)	884,725	966,399	(81,674)
Average pipeline transportation revenue per barrel (b)	$0.25	$0.23	$0.02

Terminaling:
Terminaling revenues	$126,598	$62,019	$64,579
Terminaling throughput (BPD)	1,998,077	1,095,173	902,904
Average terminaling revenue per barrel (b)	$0.35	$0.31	$0.04

Storage revenues	$270	$270	$—

Total operating revenues – related party	$166,431	$102,131	$64,300

Capital expenditures:
Maintenance	$3,520	$6,649	$(3,129)
Expansion	5,805	11,642	(5,837)
Total capital expenditures	9,325	18,291	(8,966)
Less: Capital expenditures attributable to Predecessor	—	15,932	(15,932)
Capital expenditures attributable to Partnership	$9,325	$2,359	$6,966

Other financial information:
Distribution declared per unit	$0.7050	$0.5700

Distribution declared:
Limited partner units – public	$15,169	$9,838
Limited partner units – Valero	31,399	24,076
General partner units – Valero	7,952	1,808
Total distribution declared	$54,520	$35,722
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $64.3 million, or 63 percent, for the first six months of 2016 compared to the first six months of 2015. The increase was due primarily to higher revenues of $65.1 million generated by the McKee, Corpus Christi, Houston, and St.Charles terminals. Prior to being acquired by us, the McKee Terminal Services Business, the Corpus Christi Terminal Services Business, and the Houston and St. Charles Terminal Services Business did not charge Valero for services provided and, therefore, did not generate revenues. Effective with the acquisition dates, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses and began generating revenues with respect to these assets.
Operating expenses decreased $5.1 million, or 11 percent, for the first six months of 2016 compared to the first six months of 2015 due primarily to a decrease in maintenance expense of $3.9 million at our Corpus Christi and St. Charles terminals related to inspection activity. Additionally, waste handling costs at the Corpus Christi and St. Charles terminals decreased $2.0 million in the first six months of 2016. The decrease in these expenses was partially offset by an increase in insurance expense of $867,000 as a result of the acquired assets being covered under our own insurance policies. Prior to the acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs.
General and administrative expenses increased $782,000, or 11 percent, for the first six months of 2016 compared to the first six months of 2015 due primarily to incremental costs of $464,000 related to the management fee charged to us by Valero and an increase of $476,000 in costs related to being a separate publicly traded limited partnership. These increases were offset by lower transaction costs (legal and investment advisor fees) of $159,000 associated with the acquisition of businesses from Valero. In 2016, we incurred transaction costs of $387,000 in connection with the April 1, 2016 acquisition of the McKee Terminal Services Business. In 2015, we incurred $546,000 in connection with the March 1, 2015 acquisition of the Houston and St. Charles Terminal Services Business.
Depreciation expense increased $1.9 million, or 10 percent, for the first six months of 2016 compared to the first six months of 2015 due to additional depreciation expense associated with assets placed into service in 2015, including expansion and improvement projects at our Corpus Christi and St. Charles terminals.
“Interest and debt expense, net of capitalized interest” increased $3.9 million for the first six months of 2016 compared to the first six months of 2015 due primarily to interest expense incurred on borrowings under our revolving credit facility and the subordinated credit agreement with Valero entered into in connection with the Acquisitions. Interest expense on this indebtedness was $5.3 million in the first six months of 2016 compared to $1.7 million in the first six months of 2015.
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
Distributions
On July 21, 2016, the board of directors of our general partner declared a distribution of $0.3650 per unit applicable to the second quarter of 2016, which equates to $28.9 million in total distributions to unitholders of record as of August 1, 2016. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2015:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
June 30, 2016	$0.3650	$28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015

Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders that matures in November 2020. The Revolver includes a letter of credit sub-facility. Effective April 1, 2016, we borrowed $139.0 million under the Revolver in connection with the acquisition of the McKee Terminal Services Business. As of June 30, 2016, we had $314.0 million of borrowings outstanding under the Revolver. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Revolver.
Subordinated Credit Agreements
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $395.0 million and $160.0 million to finance a portion of the acquisitions of the Corpus Christi Terminal Services Business and the Houston and St. Charles Terminal Services Business, respectively.
As of June 30, 2016, we had $370.0 million outstanding under the Loan Agreements. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Loan Agreements.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2016	2015 (a)
Cash flows provided by (used in):
Operating activities	$107,933	$40,913
Investing activities	(60,668)	(314,386)
Financing activities	(60,881)	88,936
Net increase (decrease) in cash and cash equivalents	$(13,616)	$(184,537)

(a) Financial information has been retrospectively adjusted for the acquisition of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business.
Operating Activities
Net cash provided by operating activities in the first six months of 2016 was $107.9 million, which included net income of $89.7 million plus noncash adjustments (primarily for depreciation expense) of $21.7 million, partially offset by unfavorable changes in working capital of $3.4 million. See “RESULTS OF OPERATIONS” for further discussion of our operating results. The change in working capital was composed primarily of an increase in receivables from related party (net of offsetting payables to related party) of $5.5 million, as shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in receivables from related party was attributed primarily to billings related to our newly acquired McKee terminal and a decrease in the offsetting payables resulting from the timing of invoices from Valero for services provided to our general partner under our amended and restated services and secondment agreement.
Net cash provided by operating activities in the first six months of 2015 was $40.9 million, which included net income of $27.6 million plus noncash adjustments (primarily for depreciation expense) of $19.4 million, partially offset by unfavorable changes in working capital of $6.1 million. See “RESULTS OF OPERATIONS” for further discussion of our operating results. The change in working capital was composed primarily of an increase in receivables from related party of $6.8 million, as shown in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in receivables from related party was attributed primarily to an increase in billings related to the Houston and St. Charles Terminal Services Business, which had been recently acquired from Valero.
Investing Activities
Cash used for investing activities in the first six months of 2016 was $60.7 million, which was primarily impacted by the acquisition of the McKee Terminal Services Business on April 1, 2016. In connection with the acquisition, we paid $204.0 million in cash to Valero, and of this amount, $51.4 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $152.6 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.
Cash used for investing activities in the first six months of 2015 was $314.4 million, which was primarily impacted by the acquisition of the Houston and St. Charles Terminal Services Business on March 1, 2015. In connection with the acquisition, we paid $571.2 million in cash to Valero, and of this amount, $296.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $275.1 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.
In addition, we and our Predecessor incurred capital expenditures of $9.3 million and $18.3 million for the first six months of 2016 and 2015, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Cash used for financing activities in the first six months of 2016 was $60.9 million, which consisted primarily of the $152.6 million of excess purchase price paid over the carrying value for the acquisition of the McKee Terminal Services Business as described above under “Investing Activities”, offset by the $139.0 million of borrowings under the Revolver in connection with this acquisition. In addition, we paid $48.3 million in cash distributions to limited partners and our general partner.
In the first six months of 2015, our financing activities provided cash of $88.9 million, which consisted primarily of the $200.0 million of borrowings under the Revolver and $160.0 million of proceeds from the loan agreement entered into in connection with the acquisition of the Houston and St. Charles Terminal Services Business. These cash inflows were offset by the $275.1 million of excess purchase price paid over the carrying value for the acquisition of the Houston and St. Charles Terminal Services Business as described above under “Investing Activities,” and we reflected a net transfer from Valero of $37.7 million related to the cash flows associated with our Predecessor. In addition, we paid $33.1 million of cash distributions to limited partners and our general partner.
See Notes 3 and 11 of Condensed Notes to Consolidated Financial Statements for additional information on the acquisitions discussed above, including consideration paid and the cash and noncash elements of the acquisitions.
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

Our capital expenditures were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015 (a)
Maintenance	$3,520	$6,649
Expansion (b)	5,805	11,642
Total capital expenditures	$9,325	$18,291

(a) Financial information has been retrospectively adjusted for the acquisition of the McKee Terminal Services Business and the Corpus Christi Terminal Services Business.
(b) This table excludes amounts paid to Valero for the acquired businesses. See Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in the first six months of 2016 were primarily for:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our St. Charles and Houston terminals to extend the useful lives of the tanks; and

•	the improvement of assets at our Lucas crude system for enhanced monitoring of pipeline shipments.
Our capital expenditures in the first six months of 2015 were primarily for:

•	the expansion and improvement of assets at the Corpus Christi, St. Charles, and Houston terminals; and

•	the enhancement of pipeline and terminal monitoring systems at our Memphis products system.
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
In addition to the above-mentioned capital expenditures, Valero funded $16.0 million of capital projects primarily related to the Houston, St. Charles, and Corpus Christi terminals. Valero agreed to fund these projects in connection with the Acquisitions. See Note 11 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.
Contractual Obligations
As of June 30, 2016, our contractual obligations included debt and capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. In April 2016, we borrowed $139.0 million under the Revolver in connection with the acquisition of the McKee Terminal Services Business. In addition, we entered into a lease and access agreement with Valero with respect to the land on which the McKee terminal is located. See Notes 4 and 6 of Condensed Notes to Consolidated Financial Statements for a full description of the lease and access agreement and the Revolver. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2016.
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
There were no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2016.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2016, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2015 was filed.

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
Debt incurred under our Revolver and our Loan Agreement bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We had debt of $314.0 million and notes payable to related party totaling $370 million as of June 30, 2016.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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
Date: August 4, 2016