Form 10-Q
period 2016-09-30
VALERO ENERGY PARTNERS LP
filed 2016-11-08
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☑
The registrant had 67,354,766 common units and 1,374,268 general partner units outstanding at November 3, 2016.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2016	December 31, 2015 (a)

ASSETS
Current assets:
Cash and cash equivalents	$35,399	$80,783
Receivables from related party	26,314	18,088
Receivables	3,416	—
Prepaid expenses and other	409	632
Total current assets	65,538	99,503
Property and equipment, at cost	1,198,363	1,176,843
Accumulated depreciation	(344,541)	(325,562)
Property and equipment, net	853,822	851,281
Deferred charges and other assets, net	2,957	3,322
Total assets	$922,317	$954,106
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$45	$913
Accounts payable	7,454	9,264
Accrued liabilities	1,415	1,062
Accrued liabilities – related party	633	628
Taxes other than income taxes	2,276	1,276
Deferred revenue from related party	3,804	129
Total current liabilities	15,627	13,272
Debt and capital lease obligations, net of current portion	524,012	175,246
Notes payable to related party	370,000	370,000
Deferred income taxes	431	320
Other long-term liabilities	1,156	1,116
Commitments and contingencies
Partners’ capital:
Common unitholders – public (21,581,589 and 21,509,651 units outstanding)	534,688	581,489
Common unitholder – Valero (45,687,271 and 15,018,602 units outstanding)	(512,104)	28,430
Subordinated unitholder – Valero (0 and 28,789,989 units outstanding)	—	(313,961)
General partner – Valero (1,372,515 and 1,332,829 units outstanding)	(11,493)	(5,805)
Net investment	—	103,999
Total partners’ capital	11,091	394,152
Total liabilities and partners’ capital	$922,317	$954,106

(a) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (a)	2016	2015 (a)
Operating revenues – related party	$92,040	$62,037	$258,471	$164,168
Costs and expenses:
Operating expenses (b)	24,089	27,482	72,461	80,812
General and administrative expenses (c)	4,094	3,731	12,174	11,000
Depreciation expense	11,319	13,760	34,652	34,702
Total costs and expenses	39,502	44,973	119,287	126,514
Operating income	52,538	17,064	139,184	37,654
Other income, net	76	29	210	166
Interest and debt expense, net of capitalized interest (d)	(3,672)	(1,353)	(9,582)	(3,365)
Income before income taxes	48,942	15,740	129,812	34,455
Income tax expense (benefit)	235	115	780	(62)
Net income	48,707	15,625	129,032	34,517
Less: Net loss attributable to Predecessor	(3,002)	(15,803)	(15,422)	(52,694)
Net income attributable to partners	51,709	31,428	144,454	87,211
Less: General partner’s interest in net income	6,634	1,612	15,351	3,821
Limited partners’ interest in net income	$45,075	$29,816	$129,103	$83,390

Net income per limited partner unit – basic and diluted:
Common units	$0.77	$0.51	$2.08	$1.43
Subordinated units	$0.29	$0.49	$1.73	$1.40

Weighted-average limited partner units outstanding:
Common units – basic and diluted	53,899	30,698	42,597	30,279
Subordinated units – basic and diluted	12,517	28,790	23,326	28,790

Cash distribution declared per unit	$0.3850	$0.3075	$1.0900	$0.8775

(a) Financial information has been retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(b) Operating expenses – related party	$12,986	$12,278	$38,521	$36,368
(c) General and administrative expenses – related party	$3,156	$2,935	$9,353	$8,639
(d) Interest and debt expense – related party	$1,649	$589	$4,799	$1,357

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Thousands)
(Unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2014 (a)	$374,954	$58,844	$146,804	$4,617	$484,375	$1,069,594
Net income (loss):
Attributable to Predecessor (b)	—	—	—	—	(52,694)	(52,694)
Attributable to partners	24,348	18,406	40,636	3,821	—	87,211
Net transfers from Valero Energy Corporation (b)	—	—	—	—	61,491	61,491
Allocation of Valero Energy Corporation’s net investment in the Houston and St. Charles Terminal Services Business	—	82,330	205,396	8,383	(296,109)	—
Consideration paid to Valero Energy Corporation for the acquisition of the Houston and St. Charles Terminal Services Business	—	(186,625)	(465,592)	(19,003)	—	(671,220)
Units issued to Valero Energy Corporation in connection with the acquisition of the Houston and St. Charles Terminal Services Business	—	98,000	—	2,000	—	100,000
Noncash capital contributions from Valero Energy Corporation	—	4,493	9,620	405	—	14,518
Cash distributions to unitholders	(14,420)	(10,736)	(24,068)	(2,318)	—	(51,542)
Distribution equivalent right payments	(9)	—	—	—	—	(9)
Unit-based compensation	103	—	—	—	—	103
Balance as of September 30, 2015 (b)	$384,976	$64,712	$(87,204)	$(2,095)	$197,063	$557,452

Balance as of December 31, 2015 (a)	$581,489	$28,430	$(313,961)	$(5,805)	$103,999	$394,152
Net income (loss):
Attributable to Predecessor	—	—	—	—	(15,422)	(15,422)
Attributable to partners	42,096	41,685	45,322	15,351	—	144,454
Net transfers from Valero Energy Corporation	—	—	—	—	15,030	15,030
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	67,800	32,758	3,049	(103,607)	—
Consideration paid to Valero Energy Corporation for acquisitions	—	(397,859)	(153,067)	(14,074)	—	(565,000)
Units issued to Valero Energy Corporation in connection with acquisitions	—	83,300	—	1,700	—	85,000
Conversion of subordinated units	—	(406,374)	406,374	—	—	—
Units issued in public offering	6,096	—	—	58	—	6,154
Transfers to (from) partners	(73,075)	75,765	—	(2,690)	—	—
Noncash capital contributions from Valero Energy Corporation	—	11,057	12,084	679	—	23,820
Cash distributions to unitholders	(22,038)	(15,908)	(29,510)	(9,761)	—	(77,217)
Distribution equivalent right payments	(14)	—	—	—	—	(14)
Unit-based compensation	134	—	—	—	—	134
Balance as of September 30, 2016	$534,688	$(512,104)	$—	$(11,493)	$—	$11,091

(a) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.
(b) Financial information has been retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015 (a)
Cash flows from operating activities:
Net income	$129,032	$34,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	34,652	34,702
Deferred income tax expense (benefit)	301	(400)
Changes in current assets and current liabilities	(2,179)	(4,643)
Changes in deferred charges and credits and other operating activities, net	406	341
Net cash provided by operating activities	162,212	64,517
Cash flows from investing activities:
Capital expenditures	(15,911)	(30,748)
Acquisitions from Valero Energy Corporation	(103,607)	(296,109)
Other investing activities, net	29	70
Net cash used in investing activities	(119,489)	(326,787)
Cash flows from financing activities:
Proceeds from debt borrowings	349,000	200,000
Repayment of debt and capital lease obligations	(868)	(25,884)
Proceeds from note payable to related party	—	160,000
Proceeds from issuance of common units	2,814	—
Proceeds from issuance of general partner units	58	—
Payment of offering costs	(373)	—
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	(376,393)	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(77,231)	(51,551)
Net transfers from Valero Energy Corporation	14,886	68,800
Net cash provided by (used in) financing activities	(88,107)	76,254
Net decrease in cash and cash equivalents	(45,384)	(186,016)
Cash and cash equivalents at beginning of period	80,783	236,579
Cash and cash equivalents at end of period	$35,399	$50,563

(a) Financial information has been retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 3.

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
We acquired from Valero the Houston and St. Charles Terminal Services Business on March 1, 2015, the Corpus Christi Terminal Services Business on October 1, 2015, the McKee Terminal Services Business on April 1, 2016, and the Meraux and Three Rivers Terminal Services Business on September 1, 2016. See Note 3 for further discussion of these acquisitions from Valero.
Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero.
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership as well as our Predecessor (defined below). All intercompany accounts and transactions have been eliminated.
The acquisitions from Valero were accounted for as transfers of businesses between entities under the common control of Valero. As entities under the common control of Valero, we recorded these acquisitions on our balance sheet at Valero’s carrying value rather than fair value. Transfers between entities under common control are accounted for as though the transfer occurred as of the beginning of the period of transfer, and prior period financial statements and financial information are retrospectively adjusted to furnish comparative information. Accordingly, the Partnership’s financial statements and related notes have been retrospectively adjusted to include the historical results of the acquisitions from Valero for all periods presented prior to the effective dates of each acquisition. We refer to the historical results of the acquisitions from Valero prior to their respective acquisition dates as those of our “Predecessor.”
The combined financial statements of our Predecessor were derived from the consolidated financial statements and accounting records of Valero and reflect the combined historical financial position, results of operations, and cash flows of our Predecessor as if the acquisitions from Valero had been combined for periods prior to the effective dates of each acquisition.
There were no transactions between the operations of our Predecessor; therefore, there were no intercompany transactions or accounts to be eliminated in connection with the combination of those operations. In addition, our Predecessor’s statements of income include direct charges for the management and operation of our assets and certain expenses allocated by Valero for general corporate services, such as treasury, accounting,

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and legal services. These expenses were charged, or allocated, to our Predecessor based on the nature of the expenses. Prior to the acquisitions from Valero, our Predecessor transferred cash to Valero daily and Valero funded our Predecessor’s operating and investing activities as needed. Therefore, transfers of cash to and from Valero’s cash management system are reflected as a component of net investment and are reflected as a financing activity in our statements of cash flows. In addition, interest expense was not included on the net cash transfers from Valero.
The financial information presented for the periods after the effective dates of the acquisitions from Valero represents the consolidated financial position, results of operations, and cash flows of the Partnership.
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2016 and 2015 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements of the Partnership included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on August 4, 2016, which reflect retrospective adjustments to the Partnership’s 2015 Form 10-K filed with the SEC on February 26, 2016 for the historical results of operations and financial position of the McKee Terminal Services Business.

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
Accounting Pronouncements Adopted During the Period
In April 2015, the provisions of Accounting Standards Codification (ASC) Subtopic 835-30, “Interest–Imputation of Interest,” were amended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a note be reported in the balance sheet as a direct deduction from the face amount of that note, consistent with debt discounts, and that amortization of debt issuance costs be reported as interest expense. In August 2015, these provisions were further amended with guidance from the SEC staff, which provides that the staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These provisions were effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this guidance effective January 1, 2016 did not affect our financial position or results of operations as our debt

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance costs are associated with our revolving credit facility and therefore were not required to be reclassified.
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
Accounting Pronouncements Not Yet Adopted
In May 2014, the ASC was amended and a new accounting standard, ASC Topic 606, “Revenue from Contracts with Customers,” was issued to clarify the principles for recognizing revenue. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We have been evaluating and continue to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the standard’s revenue recognition model, is completing the review and documentation of our commercial agreements with Valero, and is analyzing whether enhancements are needed to our business and accounting systems.
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
In February 2016, the ASC was amended and a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We have been evaluating and continue

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to evaluate the provisions of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business and accounting systems, including the development of new accounting systems to account for our leases and support the required disclosures.

3.	ACQUISITIONS
Acquisitions in 2015
Houston and St. Charles Terminal Services Business
Effective March 1, 2015, we acquired two subsidiaries from Valero that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston Refinery (in Houston, Texas) and St. Charles Refinery (in Norco, Louisiana) for total consideration of $671.2 million, which consisted of (i) a cash distribution to Valero of $571.2 million and (ii) the issuance of 1,908,100 common units and 38,941 general partner units having an aggregate value of $100.0 million. We funded the cash distribution with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement we entered into with Valero. See Note 6 for further discussion of the borrowings under our revolving credit facility and this subordinated credit agreement.
Corpus Christi Terminal Services Business
Effective October 1, 2015, we acquired Valero’s Corpus Christi East Terminal and Corpus Christi West Terminal (collectively, the Corpus Christi Terminal Services Business) for total consideration of $465.0 million, which consisted of (i) a cash distribution to Valero of $395.0 million and (ii) the issuance of 1,570,513 common units and 32,051 general partner units having an aggregate value of $70.0 million. We funded the cash distribution with $395.0 million of proceeds from a subordinated credit agreement with Valero. The Corpus Christi Terminal Services Business is engaged in the business of terminaling crude oil, intermediates, and refined petroleum products at terminals in Corpus Christi, Texas and supports Valero’s Corpus Christi East and West Refineries. See Note 6 for further discussion of the borrowings under this subordinated credit agreement.
Acquisitions in 2016
McKee Terminal Services Business
Effective April 1, 2016, we acquired a subsidiary from Valero that owns and operates a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s McKee Refinery (in Sunray, Texas) for total consideration of $240.0 million, which consisted of (i) a cash distribution to Valero of $204.0 million and (ii) the issuance of 728,775 common units and 14,873 general partner units having an aggregate value of $36.0 million. We funded the cash distribution with $65.0 million of our cash on hand and $139.0 million of borrowings under our revolving credit facility. See Note 6 for further discussion of the borrowings under our revolving credit facility.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Meraux and Three Rivers Terminal Services Business
Effective September 1, 2016, we acquired Valero’s Meraux Terminal and Three Rivers Terminal (collectively, the Meraux and Three Rivers Terminal Services Business) for total consideration of $325.0 million which consisted of (i) a cash distribution to Valero of $276.0 million and (ii) the issuance of 1,149,905 common units and 23,467 general partner units having an aggregate value of $49.0 million. We funded the cash distribution with $66.0 million of our cash on hand and $210.0 million of borrowings under our revolving credit facility. See Note 6 for further discussion of the borrowings under our revolving credit facility.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Reported Financial Information
The following table presents our previously reported balance sheet as of December 31, 2015 (as presented in our Current Report on Form 8-K filed with the SEC on August 4, 2016 described in Note 1) retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business (in thousands).

	Valero Energy Partners LP (Previously Reported)	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
ASSETS
Current assets:
Cash and cash equivalents	$80,783	$—	$80,783
Receivables from related party	18,088	—	18,088
Prepaid expenses and other	632	—	632
Total current assets	99,503	—	99,503
Property and equipment, at cost	1,110,399	66,444	1,176,843
Accumulated depreciation	(310,558)	(15,004)	(325,562)
Property and equipment, net	799,841	51,440	851,281
Deferred charges and other assets, net	3,322	—	3,322
Total assets	$902,666	$51,440	$954,106
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$913	$—	$913
Accounts payable	9,264	—	9,264
Accrued liabilities	1,062	—	1,062
Accrued liabilities – related party	628	—	628
Taxes other than income taxes	1,276	—	1,276
Deferred revenue from related party	129	—	129
Total current liabilities	13,272	—	13,272
Debt and capital lease obligations, net of current portion	175,246	—	175,246
Notes payable to related party	370,000	—	370,000
Deferred income taxes	320	—	320
Other long-term liabilities	1,116	—	1,116
Partners’ capital:
Common unitholders – public	581,489	—	581,489
Common unitholder – Valero	28,430	—	28,430
Subordinated unitholder – Valero	(313,961)	—	(313,961)
General partner – Valero	(5,805)	—	(5,805)
Net investment	52,559	51,440	103,999
Total partners’ capital	342,712	51,440	394,152
Total liabilities and partners’ capital	$902,666	$51,440	$954,106

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our previously reported statements of income for the three and nine months ended September 30, 2015 (as presented in our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2015) retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business (in thousands).

	Three Months Ended September 30, 2015
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	McKee Terminal Services Business	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$62,037	$—	$—	$—	$62,037
Costs and expenses:
Operating expenses	15,042	6,198	2,405	3,837	27,482
General and administrative expenses	3,444	91	66	130	3,731
Depreciation expense	10,684	1,279	1,125	672	13,760
Total costs and expenses	29,170	7,568	3,596	4,639	44,973
Operating income (loss)	32,867	(7,568)	(3,596)	(4,639)	17,064
Other income, net	29	—	—	—	29
Interest and debt expense, net of capitalized interest	(1,353)	—	—	—	(1,353)
Income (loss) before income taxes	31,543	(7,568)	(3,596)	(4,639)	15,740
Income tax expense	115	—	—	—	115
Net income (loss)	31,428	(7,568)	(3,596)	(4,639)	15,625
Less: Net loss attributable to Predecessor	—	(7,568)	(3,596)	(4,639)	(15,803)
Net income attributable to partners	$31,428	$—	$—	$—	$31,428

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2015
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	McKee Terminal Services Business	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$164,168	$—	$—	$—	$164,168
Costs and expenses:
Operating expenses	47,280	17,089	5,763	10,680	80,812
General and administrative expenses	10,169	267	189	375	11,000
Depreciation expense	25,887	3,165	3,379	2,271	34,702
Total costs and expenses	83,336	20,521	9,331	13,326	126,514
Operating income (loss)	80,832	(20,521)	(9,331)	(13,326)	37,654
Other income, net	166	—	—	—	166
Interest and debt expense, net of capitalized interest	(3,365)	—	—	—	(3,365)
Income (loss) before income taxes	77,633	(20,521)	(9,331)	(13,326)	34,455
Income tax benefit	(62)	—	—	—	(62)
Net income (loss)	77,695	(20,521)	(9,331)	(13,326)	34,517
Less: Net loss attributable to Predecessor	(9,516)	(20,521)	(9,331)	(13,326)	(52,694)
Net income attributable to partners	$87,211	$—	$—	$—	$87,211

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported statement of cash flows for the nine months ended September 30, 2015 (as presented in our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2015) retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business (in thousands).

	Nine Months Ended September 30, 2015
	Valero Energy Partners LP (Previously Reported)	Corpus Christi Terminal Services Business	McKee Terminal Services Business	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$77,695	$(20,521)	$(9,331)	$(13,326)	$34,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	25,887	3,165	3,379	2,271	34,702
Deferred income tax benefit	(400)	—	—	—	(400)
Changes in current assets and current liabilities	(4,643)	—	—	—	(4,643)
Changes in deferred charges and credits and other operating activities, net	341	—	—	—	341
Net cash provided by (used in) operating activities	98,880	(17,356)	(5,952)	(11,055)	64,517
Cash flows from investing activities:
Capital expenditures	(7,246)	(18,799)	(217)	(4,486)	(30,748)
Acquisition of the Houston and St. Charles Terminal Services Business from Valero Energy Corporation	(296,109)	—	—	—	(296,109)
Other investing activities, net	70	—	—	—	70
Net cash used in investing activities	(303,285)	(18,799)	(217)	(4,486)	(326,787)
Cash flows from financing activities:
Proceeds from debt borrowings	200,000	—	—	—	200,000
Repayment of debt and capital lease obligations	(25,884)	—	—	—	(25,884)
Proceeds from note payable to related party	160,000	—	—	—	160,000
Excess purchase price paid to Valero Energy Corporation over the carrying value of the Houston and St. Charles Terminal Services Business	(275,111)	—	—	—	(275,111)
Cash distributions to unitholders and distribution equivalent right payments	(51,551)	—	—	—	(51,551)
Net transfers from Valero Energy Corporation	10,935	36,155	6,169	15,541	68,800
Net cash provided by financing activities	18,389	36,155	6,169	15,541	76,254
Net decrease in cash and cash equivalents	(186,016)	—	—	—	(186,016)
Cash and cash equivalents at beginning of period	236,579	—	—	—	236,579
Cash and cash equivalents at end of period	$50,563	$—	$—	$—	$50,563

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED-PARTY TRANSACTIONS
Agreements Effective with the Acquisitions in 2016
The following agreements became effective with our acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, coinciding with the effective dates of each acquisition.
Commercial Agreements
We entered into additional schedules under our existing master terminal services agreement with respect to the McKee, Meraux, and Three Rivers terminals. The McKee terminal schedule has an initial term through April 1, 2026 and the Meraux and Three Rivers terminal schedules have initial terms through September 1, 2026. Each schedule provides Valero an option to renew for one additional five-year term and contains minimum throughput requirements and inflation escalators.
Amended and Restated Omnibus Agreement
We entered into amended and restated schedules to our amended and restated omnibus agreement with Valero that include the following modifications, among others:

•	the indemnification obligations of Valero and the Partnership were extended to apply to the McKee, Meraux, and Three Rivers terminals;

•
the administrative fee was increased from $11.2 million to $11.7 million per year in connection with the acquisition of the McKee Terminal Services Business in April 2016. The fee was increased again in September 2016 to $12.5 million per year in connection with the acquisition of the Meraux and Three Rivers Terminal Services Business. Each increase in 2016 will be prorated based on the number of days from the effective dates of each acquisition to December 31, 2016; and

•	the grant to Valero of a right of first refusal with respect to the McKee, Meraux, and Three Rivers terminals.
Amended and Restated Services and Secondment Agreement
Our general partner entered into amended and restated exhibits to the amended and restated services and secondment agreement with Valero to provide for the additional secondment of employees to our general partner for the provision of services with respect to the McKee, Meraux, and Three Rivers terminals.
Lease and Access Agreements
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We entered into two lease and access agreements with Valero with respect to the land on which the Meraux and Three Rivers terminals are located. Each agreement has an initial term through September 1, 2026 with four automatic successive renewal periods of five years each. Either party may terminate each agreement after the initial term by providing written notice. Initially, our base rent under the Meraux and Three Rivers terminal agreements totals $971,000 per year and each agreement is subject to annual inflation escalators. We are also required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises.
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Trade receivables – related party	$33,771	$26,103
Due to related party	(7,457)	(8,015)
Receivables from related party	$26,314	$18,088
The amounts shown in our balance sheets as “deferred revenue from related party” represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under certain schedules of our master transportation services agreement and master terminal services agreement (collectively, the commercial agreements).
All of our operating revenues are generated by providing services to Valero under our commercial agreements with Valero. The cost of services provided to us by Valero, including the cost of financing provided to us by Valero in connection with certain acquisitions from Valero as more fully described in Notes 3 and 6, are reflected in the supplemental information disclosure on our statements of income.
Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of the receivables from related party were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.
Leases
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all of our commercial agreements with Valero that are considered operating leases are recorded within “operating revenues – related party” in our statements of income.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts shown in our statements of income as “operating revenues – related party” included revenues from our current commercial agreements with Valero that are considered operating leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Minimum rental revenues	$60,133	$32,207	$164,659	$79,684
Contingent rental revenues	10,710	6,407	28,271	15,389
Total lease revenues	$70,843	$38,614	$192,930	$95,073
As of September 30, 2016, future minimum rentals to be received related to these noncancelable commercial agreements were as follows (in thousands):

Remainder of 2016	$68,206
2017	270,603
2018	270,603
2019	270,603
2020	271,344
Thereafter	1,245,319
Total minimum rental payments	$2,396,678

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	PROPERTY AND EQUIPMENT
Major classes of property and equipment consisted of the following (in thousands):

	September 30, 2016
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$227,495	$46,964	$274,459
Terminals and related assets	112,017	776,829	888,846
Other	9,488	—	9,488
Land	4,672	—	4,672
Construction-in-progress	20,898	—	20,898
Property and equipment, at cost	374,570	823,793	1,198,363
Accumulated depreciation	(116,029)	(228,512)	(344,541)
Property and equipment, net	$258,541	$595,281	$853,822

	December 31, 2015 (b)
	Non-Leased Assets	Assets Under Operating Leases (a)	Total
Pipelines and related assets	$228,586	$46,739	$275,325
Terminals and related assets	276,263	580,194	856,457
Other	9,352	—	9,352
Land	4,672	—	4,672
Construction-in-progress	31,037	—	31,037
Property and equipment, at cost	549,910	626,933	1,176,843
Accumulated depreciation	(180,543)	(145,019)	(325,562)
Property and equipment, net	$369,367	$481,914	$851,281

(a) Represents assets owned by us for which we are the lessor (see Note 4). Certain assets acquired in the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business that were initially classified as non-leased assets were reclassified to assets under operating leases subsequent to the acquisitions on April 1, 2016 and September 1, 2016, respectively, in connection with entering into schedules under our commercial agreements with Valero that are considered operating leases (see Note 4).

(b) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business.
We have certain pipeline assets under capital lease agreements totaling $3.1 million and $14.9 million as of September 30, 2016 and December 31, 2015, respectively. Accumulated amortization on assets under capital leases was $3.1 million and $14.1 million as of September 30, 2016 and December 31, 2015, respectively. During 2016, certain pipeline assets under capital lease agreements were fully depreciated and were replaced with operating lease agreements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	DEBT
Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. Our obligations under the Revolver are jointly and severally guaranteed by our directly owned subsidiary, Valero Partners Operating Co. LLC. Borrowings on the Revolver bear interest at a variable rate, which was 1.81 percent as of September 30, 2016. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date.
During the nine months ended September 30, 2016, we borrowed $139.0 million and $210.0 million under the Revolver in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, respectively. During the nine months ended September 30, 2015, we borrowed $200.0 million under the Revolver in connection with the acquisition of the Houston and St. Charles Terminal Services Business. See Note 3 for information about our acquisitions from Valero.
During the nine months ended September 30, 2016, we made no repayments under the Revolver. During the nine months ended September 30, 2015, we repaid $25.0 million under the Revolver. As of September 30, 2016, we had $524.0 million of borrowings outstanding and no letters of credit outstanding under the Revolver. As of December 31, 2015, we had $175.0 million of borrowings outstanding and no letters of credit outstanding under the Revolver.
Subordinated Credit Agreements
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements), under which we borrowed $160.0 million and $395.0 million (collectively, the loans) to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 3. The loans mature on March 1 and October 1, 2020, respectively, and may be prepaid at any time without penalty. We are not permitted to reborrow amounts. The loans bear interest at the LIBO Rate (as defined in the Loan Agreements) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreements) and on each maturity date. As of September 30, 2016, the interest rate on each of the loans was 1.77 percent.
During the nine months ended September 30, 2016 and 2015, we made no repayments under the loans. As of September 30, 2016 and December 31, 2015, we had $370.0 million outstanding under the Loan Agreements.
Capitalized Interest
Capitalized interest was $13,000 and $6,000 for the three months ended September 30, 2016 and 2015, respectively, and $48,000 and $12,000 for the nine months ended September 30, 2016 and 2015, respectively.

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
As of September 30, 2016, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

Remainder of 2016	$2,798
2017	10,533
2018	10,490
2019	10,490
2020	10,490
Thereafter	62,988
Total minimum rental payments	$107,789
Rental expense for all operating leases was $2.5 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $7.1 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively. Rental expense for the three and nine months ended September 30, 2015 has been retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that our limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2015:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
September 30, 2016	$0.3850	$32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General partner’s distributions:
General partner’s distributions	$644	$404	$1,734	$1,118
General partner’s incentive distribution rights (IDRs)	5,600	982	12,462	2,076
Total general partner’s distributions	6,244	1,386	14,196	3,194
Limited partners’ distributions:
Common – public	8,336	5,305	23,495	15,137
Common – Valero	17,590	4,618	28,692	12,284
Subordinated – Valero	—	8,853	20,297	25,263
Total limited partners’ distributions	25,926	18,776	72,484	52,684
DERs	5	2	15	8
Total cash distributions, including DERs	$32,175	$20,164	$86,695	$55,886

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
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
Net losses of our Predecessor are allocated to the general partner. Subsequent to the effective dates of the acquisitions from Valero, we calculate net income available to limited partners based on the methodology described above.
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and nine months ended September 30, 2016 and 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three and nine months ended September 30, 2016 and 2015.
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The subordinated units were only allocated earnings generated by us through the conversion date. See Note 10 for further discussion of the conversion of subordinated units.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended September 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$644	$25,926	$—	$—	$26,570
General partner’s IDRs	5,600	—	—	—	5,600
DERs	—	—	—	5	5
Distributions and DERs declared	6,244	25,926	—	5	32,175
Undistributed earnings	390	15,533	3,607	4	19,534
Net income available to limited partners – basic and diluted	$6,634	$41,459	$3,607	$9	$51,709

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		53,899	12,517

Net income per limited partner unit – basic and diluted		$0.77	$0.29

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,734	$52,187	$20,297	$—	$74,218
General partner’s IDRs	12,462	—	—	—	12,462
DERs	—	—	—	15	15
Distributions and DERs declared	14,196	52,187	20,297	15	86,695
Undistributed earnings	1,155	36,568	20,025	11	57,759
Net income available to limited partners – basic and diluted	$15,351	$88,755	$40,322	$26	$144,454

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		42,597	23,326

Net income per limited partner unit – basic and diluted		$2.08	$1.73

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,118	$27,421	$25,263	$—	$53,802
General partner’s IDRs	2,076	—	—	—	2,076
DERs	—	—	—	8	8
Distributions and DERs declared	3,194	27,421	25,263	8	55,886
Undistributed earnings	627	15,733	14,960	5	31,325
Net income available to limited partners – basic and diluted	$3,821	$43,154	$40,223	$13	$87,211

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		30,279	28,790

Net income per limited partner unit – basic and diluted		$1.43	$1.40

10.	PARTNERS’ CAPITAL
Subordinated Unit Conversion
The requirements under our partnership agreement for the conversion of all of our outstanding subordinated units into common units were satisfied upon the payment of our quarterly cash distribution on August 9, 2016. Therefore, effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.
ATM Program
On September 16, 2016, we filed a prospectus supplement to our shelf registration statement (which was declared effective on September 1, 2016) and entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts and terms agreed to by us and at prices determined “at the market” at the time of sale (our ATM Program). During September 2016, we issued 65,980 common units under our ATM Program and received proceeds of $2.8 million (net of $39,000 of compensation paid with respect to the sales of these units).

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2016, we issued 78,805 units that were sold in late September 2016. As a result, we had a receivable for $3.4 million (net of $34,000 of compensation paid with respect to the sales of these units) as of September 30, 2016 for which the cash was received by October 5, 2016.
Concurrent with the issuance of common units under our ATM Program, we issued 1,346 general partner units to our general partner on September 30, 2016 for $58,000 in order to maintain its 2.0 percent general partner interest in the Partnership.
Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us. The transactions that resulted in transfers to (from) partners include the issuance of equity to Valero in connection with our acquisition of the Meraux and Three Rivers Terminal Services Business on September 1, 2016 and the issuance of equity under our ATM Program in September 2016.
Unit Activity
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with the acquisition of the Houston and St. Charles Terminal Services Business (see Note 3)	—	1,908,100	—	38,941	1,947,041
Balance as of September 30, 2015	17,259,651	13,448,089	28,789,989	1,214,043	60,711,772

Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Units issued in connection with acquisitions (see Note 3)	—	1,878,680	—	38,340	1,917,020
Conversion of subordinated units	—	28,789,989	(28,789,989)	—	—
Units issued under ATM program	65,980	—	—	—	65,980
General partner units issued to maintain 2% interest	—	—	—	1,346	1,346
Balance as of September 30, 2016	21,581,589	45,687,271	—	1,372,515	68,641,375

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Decrease (increase) in current assets:
Receivables from related party	$(8,226)	$(6,354)
Prepaid expenses and other	223	(33)
Increase (decrease) in current liabilities:
Accounts payable	791	1,031
Accrued liabilities	353	(88)
Accrued liabilities – related party	5	309
Taxes other than income taxes	1,000	470
Deferred revenue from related party	3,675	22
Changes in current assets and current liabilities	$(2,179)	$(4,643)
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
During the nine months ended September 30, 2016, we attributed $51.4 million of the total $204.0 million cash consideration paid for the acquisition of the McKee Terminal Services Business to the historical carrying value of this acquisition (an investing cash outflow). The remaining $152.6 million of the cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).
During the nine months ended September 30, 2016, we attributed $52.2 million of the total $276.0 million cash consideration paid for the acquisition of the Meraux and Three Rivers Terminal Services Business to the historical carrying value of this acquisition (an investing cash outflow). The remaining $223.8 million of the cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).
During the nine months ended September 30, 2015, we attributed $296.1 million of the total $571.2 million cash consideration paid for the acquisition of the Houston and St. Charles Terminal Services Business to the historical carrying value of this acquisition (an investing cash outflow). The remaining $275.1 million of cash consideration represents the excess purchase price paid over the carrying value of this acquisition (a financing cash outflow).

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash investing and financing activities for the nine months ended September 30, 2016 included:

•
a capital contribution of $23.8 million for projects that were funded by Valero related primarily to the Houston, St. Charles, Corpus Christi, Meraux, and Three Rivers terminals. Valero agreed to fund these projects in connection with the acquisitions of the Houston and St. Charles Terminal Services Business, the Corpus Christi Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business;

•
the issuance of 728,775 common units and 14,873 general partner units having an aggregate value of $36.0 million in connection with the acquisition of the McKee Terminal Services Business described in Note 3;

•
the issuance of 1,149,905 common units and 23,467 general partner units having an aggregate value of $49.0 million in connection with the acquisition of the Meraux and Three Rivers Terminal Services Business described in Note 3;

•	the conversion of all of our outstanding subordinated units into common units having an aggregate value of $406.4 million described in Note 10; and

•
the transfers to (from) partners reflect the impact of ownership changes occurring as a result of the issuance of common units (i) to Valero for the acquisition of the Meraux and Three Rivers Terminal Services Business and (ii) under our ATM Program, described in Note 10.

Noncash investing and financing activities for the nine months ended September 30, 2015 included:

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

The following is a reconciliation of the amounts presented as net transfers from Valero on our statements of partners’ capital and statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015 (a)
Net transfers from Valero per statements of partners’ capital	$15,030	$61,491
Less: Noncash transfers from (to) Valero	144	(7,309)
Net transfers from Valero per statements of cash flows	$14,886	$68,800

(a) Financial information has been retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash transfers from (to) Valero primarily represent the change in amounts accrued by our Predecessor for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Interest paid	$8,688	$2,952
Income taxes paid	496	441

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
OVERVIEW
We are a fee-based master limited partnership that owns and operates crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries. Since our formation in 2013, we have acquired several businesses from Valero and began receiving fees for services provided by those businesses commencing on each respective acquisition date. The following businesses were acquired from Valero in 2015 and 2016 and are further described in Note 3 of Condensed Notes to Consolidated Financial Statements:

•	On March 1, 2015, we acquired the Houston and St. Charles Terminal Services Business for total consideration of $671.2 million.

•	On October 1, 2015, we acquired the Corpus Christi Terminal Services Business for total consideration of $465.0 million.

•	On April 1, 2016, we acquired the McKee Terminal Services Business for total consideration of $240.0 million.

•	On September 1, 2016, we acquired the Meraux and Three Rivers Terminal Services Business for total consideration of $325.0 million.
The acquisitions from Valero were accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, the Partnership’s financial statements have been retrospectively adjusted to include the historical results of the acquired businesses for all periods presented prior to the effective date of each acquisition. We refer to the historical results of the acquired businesses prior to their respective acquisition dates as those of our “Predecessor.” See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation.
In connection with the acquisitions from Valero, we entered into commercial agreements with Valero and began recognizing terminaling revenues. We had not charged fees for services provided to Valero prior to each acquisition; therefore, our results of operations subsequent to the acquisitions are not comparable to our historical results of operations.
For the third quarter of 2016, we reported net income of $48.7 million and net income attributable to partners of $51.7 million. This compares to net income of $15.6 million and net income attributable to partners of $31.4 million for the third quarter of 2015.

•
The increase in net income of $33.1 million in the third quarter of 2016 compared to the third quarter of 2015 was due primarily to $33.1 million of revenues generated by our Corpus Christi, McKee, Meraux, and Three Rivers terminals in the third quarter of 2016. As previously noted, the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business did not charge Valero for services provided prior to our acquisition of those businesses.

•
Net income attributable to partners represents our results of operations and only includes the results of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $20.3 million in the third quarter of 2016 compared to the third quarter of 2015 was due primarily to the comparable periods reflecting the results of operations of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business from the date of their respective acquisition.

For the first nine months of 2016, we reported net income of $129.0 million and net income attributable to partners of $144.5 million. This compares to net income of $34.5 million and net income attributable to partners of $87.2 million for the first nine months of 2015.

•
The increase in net income of $94.5 million in the first nine months of 2016 compared to the first nine months of 2015 was due primarily to higher revenues of $99.1 million generated by our Houston, St. Charles, Corpus Christi, McKee, Meraux, and Three Rivers terminals. As previously noted, the Houston and St. Charles Terminal Services Business, the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business did not charge Valero for services provided prior to our acquisition of those businesses.

•
Net income attributable to partners represents our results of operations and only includes the results of an acquired business for the period subsequent to the effective date of its acquisition. Therefore, the increase in net income attributable to partners of $57.2 million in the first nine months of 2016 compared to the first nine months of 2015 was due primarily to the comparable periods reflecting the results of operations of the Houston and St. Charles Terminal Services Business, the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business from the date of their respective acquisition.

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

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance. The financial results for the three and nine months ended September 30, 2016 and 2015 represent our consolidated results of operations, adjusted for the acquisitions from Valero for the periods presented prior to the effective date of each acquisition. See Notes 1 and 3 of Condensed Notes to Consolidated Financial Statements for a discussion of the basis of this presentation. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,
	2016	2015	Change
Operating revenues – related party	$92,040	$62,037	$30,003
Costs and expenses:
Operating expenses	24,089	27,482	(3,393)
General and administrative expenses	4,094	3,731	363
Depreciation expense	11,319	13,760	(2,441)
Total costs and expenses	39,502	44,973	(5,471)
Operating income	52,538	17,064	35,474
Other income, net	76	29	47
Interest and debt expense, net of capitalized interest	(3,672)	(1,353)	(2,319)
Income before income taxes	48,942	15,740	33,202
Income tax expense	235	115	120
Net income	48,707	15,625	33,082
Less: Net loss attributable to Predecessor	(3,002)	(15,803)	12,801
Net income attributable to partners	51,709	31,428	20,281
Less: General partner’s interest in net income	6,634	1,612	5,022
Limited partners’ interest in net income	$45,075	$29,816	$15,259

Net income per limited partner unit – basic and diluted:
Common units	$0.77	$0.51
Subordinated units	$0.29	$0.49

Weighted-average limited partner units outstanding – basic and diluted:
Common units	53,899	30,698
Subordinated units	12,517	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended September 30,
	2016	2015	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$18,371	$21,322	$(2,951)
Pipeline transportation throughput (BPD) (a)	778,369	960,410	(182,041)
Average pipeline transportation revenue per barrel (b)	$0.26	$0.24	$0.02

Terminaling:
Terminaling revenues	$73,534	$40,580	$32,954
Terminaling throughput (BPD)	2,394,292	1,335,659	1,058,633
Average terminaling revenue per barrel (b)	$0.33	$0.33	$—

Storage revenues	$135	$135	$—

Total operating revenues – related party	$92,040	$62,037	$30,003

Capital expenditures:
Maintenance	$3,352	$1,465	$1,887
Expansion	953	7,753	(6,800)
Total capital expenditures	4,305	9,218	(4,913)
Less: Capital expenditures attributable to Predecessor	1,113	8,024	(6,911)
Capital expenditures attributable to Partnership	$3,192	$1,194	$1,998

Other financial information:
Distribution declared per unit	$0.3850	$0.3075

Distribution declared:
Limited partner units – public	$8,341	$5,307
Limited partner units – Valero	17,590	13,471
General partner units – Valero	6,244	1,386
Total distribution declared	$32,175	$20,164
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $30.0 million, or 48 percent, in the third quarter of 2016 compared to the third quarter of 2015. The increase was due to higher revenues of $33.1 million generated by our Corpus Christi, McKee, Meraux, and Three Rivers terminals in the third quarter of 2016 compared to the third quarter of 2015. Prior to being acquired by us, the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business did not charge Valero for services provided and, therefore, did not generate revenues. Effective with the acquisition dates, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses and began generating revenues with respect to these assets.
Operating expenses decreased $3.4 million, or 12 percent, in the third quarter of 2016 compared to the third quarter of 2015 due primarily to lower maintenance expense of $2.3 million related to inspection activity and lower waste handling costs of $449,000 at the Corpus Christi terminals.
General and administrative expenses increased $363,000, or 10 percent, in the third quarter of 2016 compared to the third quarter of 2015 due primarily to incremental costs of $221,000 related to the management fee charged to us by Valero related to our acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business.
Depreciation expense decreased $2.4 million, or 18 percent, in the third quarter of 2016 compared to the third quarter of 2015 due primarily to $2.8 million in accelerated depreciation related to the retirement of certain assets of the McKee Crude System in the third quarter of 2015, partially offset by an increase in depreciation expense on assets placed into service in the latter part of 2015 and the beginning of 2016, including expansion and improvement projects at our Houston and Meraux terminals.
“Interest and debt expense, net of capitalized interest” increased $2.3 million in the third quarter of 2016 compared to the third quarter of 2015 due primarily to interest expense incurred on borrowings under our revolving credit facility and under the subordinated credit agreements with Valero entered into in connection with the acquisitions. Interest expense on these incremental borrowings was approximately $1.9 million in the third quarter of 2016.
Our income tax expense is associated with the Texas margin tax. The relative amount of revenue we generate in Texas increased in connection with the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business in the third quarter of 2016 compared to the third quarter of 2015. As a result, our income tax expense has increased.

Results of Operations
(in thousands, except per unit amounts)

	Nine Months Ended September 30,
	2016	2015	Change
Operating revenues – related party	$258,471	$164,168	$94,303
Costs and expenses:
Operating expenses	72,461	80,812	(8,351)
General and administrative expenses	12,174	11,000	1,174
Depreciation expense	34,652	34,702	(50)
Total costs and expenses	119,287	126,514	(7,227)
Operating income	139,184	37,654	101,530
Other income, net	210	166	44
Interest and debt expense, net of capitalized interest	(9,582)	(3,365)	(6,217)
Income before income taxes	129,812	34,455	95,357
Income tax expense (benefit)	780	(62)	842
Net income	129,032	34,517	94,515
Less: Net loss attributable to Predecessor	(15,422)	(52,694)	37,272
Net income attributable to partners	144,454	87,211	57,243
Less: General partner’s interest in net income	15,351	3,821	11,530
Limited partners’ interest in net income	$129,103	$83,390	$45,713

Net income per limited partner unit – basic and diluted:
Common units	$2.08	$1.43
Subordinated units	$1.73	$1.40

Weighted-average limited partner units outstanding – basic and diluted:
Common units	42,597	30,279
Subordinated units	23,326	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Nine Months Ended September 30,
	2016	2015	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$57,934	$61,164	$(3,230)
Pipeline transportation throughput (BPD) (a)	849,015	964,380	(115,365)
Average pipeline transportation revenue per barrel (b)	$0.25	$0.23	$0.02

Terminaling:
Terminaling revenues	$200,132	$102,599	$97,533
Terminaling throughput (BPD)	2,131,113	1,176,216	954,897
Average terminaling revenue per barrel (b)	$0.34	$0.32	$0.02

Storage revenues	$405	$405	$—

Total operating revenues – related party	$258,471	$164,168	$94,303

Capital expenditures:
Maintenance	$9,063	$8,503	$560
Expansion	6,848	22,245	(15,397)
Total capital expenditures	15,911	30,748	(14,837)
Less: Capital expenditures attributable to Predecessor	3,394	27,195	(23,801)
Capital expenditures attributable to Partnership	$12,517	$3,553	$8,964

Other financial information:
Distribution declared per unit	$1.0900	$0.8775

Distribution declared:
Limited partner units – public	$23,510	$15,145
Limited partner units – Valero	48,989	37,547
General partner units – Valero	14,196	3,194
Total distribution declared	$86,695	$55,886
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $94.3 million, or 57 percent, for the first nine months of 2016 compared to the first nine months of 2015. The increase was due primarily to higher revenues of $99.1 million generated by our Houston, St. Charles, Corpus Christi, McKee, Meraux, and Three Rivers terminals. Prior to being acquired by us, the Houston and St. Charles Terminal Services Business, the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business did not charge Valero for services provided and, therefore, did not generate revenues. Effective with the acquisition dates, we entered into additional schedules to our commercial agreements with Valero with respect to the services we provide to Valero using the assets of the acquired businesses and began generating revenues with respect to these assets.
Operating expenses decreased $8.4 million, or 10 percent, for the first nine months of 2016 compared to the first nine months of 2015 due primarily to lower maintenance expense of $5.2 million at the Corpus Christi terminals related to inspection activity. Additionally, waste handling costs at the Corpus Christi and St. Charles terminals decreased $2.3 million in the first nine months of 2016.
General and administrative expenses increased $1.2 million, or 11 percent, for the first nine months of 2016 compared to the first nine months of 2015 due primarily to incremental costs of $714,000 related to the management fee charged to us by Valero related to our acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business, and an increase of $624,000 in costs related to being a separate publicly traded limited partnership. These increases were offset by lower transaction costs (legal and investment advisor fees) of $164,000 associated with the acquisition of businesses from Valero.
Depreciation expense decreased $50,000 in the first nine months of 2016 compared to the first nine months of 2015 due primarily to $2.8 million in accelerated depreciation related to the retirement of certain assets of the McKee Crude System in the third quarter of 2015, mostly offset by an increase in depreciation expense on assets placed into service in the latter part of 2015 and the beginning of 2016, including expansion and improvement projects at our Corpus Christi, St. Charles, and Meraux terminals.
“Interest and debt expense, net of capitalized interest” increased $6.2 million for the first nine months of 2016 compared to the first nine months of 2015 due primarily to interest expense incurred on borrowings under our revolving credit facility and under the subordinated credit agreement with Valero entered into in connection with the acquisitions. Interest expense on these incremental borrowings was approximately $5.2 million in the first nine months of 2016.
Our income tax expense (benefit) is associated with the Texas margin tax. During the first nine months of 2016, the relative amount of revenue we generate in Texas increased in connection with the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business. As a result, our income tax expense has increased.

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
On September 16, 2016, we filed a prospectus supplement to our shelf registration statement (which was declared effective on September 1, 2016) and entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts and terms agreed to by us and at prices determined “at the market” at the time of sale (our ATM Program). During September 2016, we issued 65,980 common units under our ATM Program and received proceeds of $2.8 million (net of $39,000 of compensation paid with respect to the sales of these units).

Concurrent with the issuance of common units under our ATM Program, we issued 1,346 general partner units to our general partner on September 30, 2016 for $58,000 in order to maintain its 2 percent general partner interest in the Partnership.
Distributions
On October 24, 2016, the board of directors of our general partner declared a distribution of $0.3850 per unit applicable to the third quarter of 2016, which equates to $32.2 million in total distributions to unitholders of record as of November 3, 2016. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2015:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
September 30, 2016	$0.3850	$32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015

The requirements under our partnership agreement for the conversion of all of our outstanding subordinated units into common units were satisfied upon the payment of our quarterly cash distribution on August 9, 2016. Therefore, effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.
Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) with a group of lenders that matures in November 2020. The Revolver includes a letter of credit sub-facility. In connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, we borrowed $139.0 million and $210.0 million under the Revolver on April 1, 2016 and September 1, 2016, respectively.
As of September 30, 2016, we had $524.0 million of borrowings outstanding under the Revolver. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Revolver.
Subordinated Credit Agreements
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively.
As of September 30, 2016, we had $370.0 million outstanding under the Loan Agreements. See Note 6 of Condensed Notes to Consolidated Financial Statements for a description of the Loan Agreements.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2015 (a)
Cash flows provided by (used in):
Operating activities	$162,212	$64,517
Investing activities	(119,489)	(326,787)
Financing activities	(88,107)	76,254
Net increase (decrease) in cash and cash equivalents	$(45,384)	$(186,016)

(a) Financial information has been retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business.

Operating Activities
Net cash provided by operating activities in the first nine months of 2016 was $162.2 million, which included net income of $129.0 million plus noncash adjustments (primarily for depreciation expense) of $35.4 million, partially offset by unfavorable changes in working capital of $2.2 million. See “RESULTS OF OPERATIONS” for further discussion of our operating results. The change in working capital was composed primarily of an increase in receivables from related party of $8.2 million, partially offset by an increase in deferred revenue from related party of $3.7 million, as disclosed in Note 11 of Condensed Notes to

Consolidated Financial Statements. The increase in receivables from related party was attributed primarily to billings related to our newly acquired McKee, Meraux, and Three Rivers terminals. The increase in deferred revenue from related party is associated with minimum volume commitments.
Net cash provided by operating activities in the first nine months of 2015 was $64.5 million, which included net income of $34.5 million plus noncash adjustments (primarily for depreciation expense) of $34.8 million, partially offset by unfavorable changes in working capital of $4.6 million. See “RESULTS OF OPERATIONS” for further discussion of our operating results. The change in working capital was composed primarily of an increase in receivables from related party of $6.4 million, partially offset by an increase in accounts payable of $1.0 million, as disclosed in Note 11 of Condensed Notes to Consolidated Financial Statements. The increase in receivables from related party was attributed primarily to an increase in billings related to the Houston and St. Charles Terminal Services Business, which had been recently acquired from Valero. The increase in accounts payable was due primarily to the timing of project expenditures.
Investing Activities
Cash used for investing activities in the first nine months of 2016 was $119.5 million, which was primarily impacted by the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business on April 1, 2016 and September 1, 2016, respectively. In connection with the acquisitions, we paid $480.0 million in cash to Valero, and of this amount, $103.6 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $376.4 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.
Cash used for investing activities in the first nine months of 2015 was $326.8 million, which was primarily impacted by the acquisition of the Houston and St. Charles Terminal Services Business on March 1, 2015. In connection with the acquisition, we paid $571.2 million in cash to Valero, and of this amount, $296.1 million represented Valero’s carrying value in the net assets transferred to us, which was reflected as an investing activity. The remaining cash paid of $275.1 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity as described below.
In addition, we and our Predecessor incurred capital expenditures of $15.9 million and $30.7 million for the first nine months of 2016 and 2015, respectively. See “Capital Expenditures” below for a discussion of the various maintenance and expansion projects.
Financing Activities
Cash used for financing activities in the first nine months of 2016 was $88.1 million, which consisted primarily of the $376.4 million of excess purchase price paid over the carrying value for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business as described above under “Investing Activities.” These cash outflows were offset by $349.0 million of borrowings under the Revolver in connection with these acquisitions and we reflected a net transfer from Valero of $14.9 million related to the cash flows associated with our Predecessor. In addition, we paid $77.2 million of cash distributions to limited partners and our general partner.
In the first nine months of 2015, our financing activities provided cash of $76.3 million, which consisted primarily of $200.0 million of borrowings under the Revolver and $160.0 million of proceeds from the loan agreement entered into in connection with the acquisition of the Houston and St. Charles Terminal Services Business. These cash inflows were offset by the $275.1 million of excess purchase price paid over the carrying value for the acquisition of the Houston and St. Charles Terminal Services Business as described above under

“Investing Activities,” and we reflected a net transfer from Valero of $68.8 million related to the cash flows associated with our Predecessor. In addition, we paid $51.6 million of cash distributions to limited partners and our general partner.
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
Our capital expenditures were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015 (a)
Maintenance	$9,063	$8,503
Expansion (b)	6,848	22,245
Total capital expenditures	$15,911	$30,748

(a) Financial information has been retrospectively adjusted for the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business.

(b) This table excludes amounts paid to Valero for the acquired businesses. See Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in the first nine months of 2016 were primarily for:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our Meraux, Three Rivers, St. Charles, and Houston terminals to extend the useful lives of the tanks; and

•	the improvement of assets at our Lucas crude system for enhanced monitoring of pipeline shipments.
Our capital expenditures in the first nine months of 2015 were primarily for:

•	the expansion and improvement of assets at our Corpus Christi, Meraux, St. Charles, and Houston terminals; and

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system.

For the full year 2016, we expect our capital expenditures to be approximately $22.0 million. Our estimate consists of approximately $11.0 million for maintenance capital expenditures and approximately $11.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
In addition to the above-mentioned capital expenditures, Valero funded $23.8 million of capital projects primarily related to the Houston, St. Charles, Corpus Christi, and Meraux terminals. Valero agreed to fund these projects in connection with the acquisitions from Valero. See Note 11 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.
Contractual Obligations
As of September 30, 2016, our contractual obligations included debt and capital lease obligations, operating leases, purchase obligations, and other long-term liabilities. During the nine months ended September 30, 2016, we borrowed $139.0 million and $210.0 million under the Revolver in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, respectively. In addition, in connection with the acquisitions from Valero, we entered into lease and access agreements with Valero with respect to the land on which each terminal is located. See Notes 4 and 6 of Condensed Notes to Consolidated Financial Statements for a full description of the lease and access agreements and the Revolver. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2016.
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
There were no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2016.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2016, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2015 was filed.

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
Debt incurred under our Revolver and our Loan Agreement bears interest at a variable rate and exposes us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We had debt of $524.0 million and notes payable to related party totaling $370.0 million as of September 30, 2016.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

10.01
Contribution Agreement, dated September 1, 2016, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP—incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.02
Amended and Restated Omnibus Agreement, dated July 1, 2014, by and among the various parties thereto—incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K dated and filed July 1, 2014 (SEC File No. 1-36232).

10.03
Amendment and Restatement of Schedules to Amended and Restated Omnibus Agreement, dated September 1, 2016, by and among the various parties thereto—incorporated by reference to Exhibit 10.03 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.04
Amended and Restated Services and Secondment Agreement, dated March 1, 2015, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC—incorporated by reference to Exhibit 10.04 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.05
Amendment and Restatement of Exhibits to Amended and Restated Services and Secondment Agreement, dated September 1, 2016, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC—incorporated by reference to Exhibit 10.05 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.06
Master Terminal Services Agreement, dated December 16, 2013, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company—incorporated by reference to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.07
Terminal Services Schedule (Meraux Terminal), dated September 1, 2016, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company—incorporated by reference to Exhibit 10.07 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.08
Terminal Services Schedule (Three Rivers Terminal), dated September 1, 2016, by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company—incorporated by reference to Exhibit 10.08 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.09
Lease and Access Agreement, dated September 1, 2016, between Valero Refining-Meraux LLC and Valero Partners Meraux, LLC—incorporated by reference to Exhibit 10.09 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.10
Lease and Access Agreement, dated September 1, 2016, between Diamond Shamrock Refining Company, L.P. and Valero Partners Three Rivers, LLC—incorporated by reference to Exhibit 10.10 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.11
Equity Distribution Agreement, dated September 16, 2016, by and among Valero Energy Partners LP, Valero Energy Partners GP LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC—incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K dated and filed September 16, 2016 (SEC File No. 1-36232).

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
Date: November 8, 2016