Form 10-K
period 2016-12-31
VALERO ENERGY PARTNERS LP
filed 2017-02-27
CIK 1583103

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common units held by non-affiliates was approximately $1.0 billion based on the last sales price quoted as of June 30, 2016 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 67,511,039 common units and 1,377,334 general partner units outstanding at February 1, 2017.
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

PART I
ITEMS 1 & 2. BUSINESS and PROPERTIES
BUSINESS
Overview
Valero Energy Partners LP is a Delaware limited partnership formed in July 2013. On December 16, 2013, we completed our initial public offering (IPO) of common units representing limited partner interests. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “VLP.” Our offices are located at One Valero Way, San Antonio, Texas 78249.
Our website address is www.valeroenergypartners.com. Information on our website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the United States (U.S.) Securities and Exchange Commission (SEC) are available, free of charge, on our website (under Investor Relations > Financial Information > SEC Filings), soon after we file or furnish such information.
We were formed by Valero to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other logistics assets. We generate operating revenues by providing fee-based transportation and terminaling services to Valero to transport and store Valero’s crude oil and refined petroleum products using our pipelines and terminals.
Immediately following the IPO, our assets consisted of certain crude oil and refined petroleum products pipelines, terminals, and other logistics assets previously owned and operated by Valero, and we have acquired additional businesses from Valero since the IPO. See Note 2 of Notes to Consolidated Financial Statements for further discussion of our acquisitions from Valero. Our assets include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
We expect Valero to serve as a critical source of our future growth by providing us opportunities to purchase additional logistics assets that Valero currently owns or may acquire or develop in the future. Our agreements with Valero are discussed more fully in other sections of this report.
Recent Developments
2016 Acquisitions from Valero. We acquired the McKee Terminal Services Business effective April 1, 2016 and the Meraux and Three Rivers Terminal Services Business effective September 1, 2016. See Note 2 of Notes to Consolidated Financial Statements for further discussion of our acquisitions from Valero.
2017 Acquisition of Hewitt Segment of Red River Pipeline. On January 18, 2017, we acquired a 40 percent undivided interest in the Hewitt Segment (the Hewitt Segment) of the Red River pipeline owned by Plains

All American Pipeline, L.P. (Plains). See Note 2 of Notes to Consolidated Financial Statements for further discussion of our acquisition of the Hewitt Segment.
Subordinated Unit Conversion. The requirements under our partnership agreement for the conversion of all of our outstanding subordinated units into common units were satisfied upon the payment of our quarterly cash distribution on August 9, 2016. Therefore, effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units.

ATM Program. On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”).

Senior Notes Offering. On December 9, 2016, we issued in a public offering $500 million aggregate principal amount of our 4.375 percent Senior Notes due 2026 (Senior Notes). The Senior Notes were issued pursuant to an Indenture dated November 30, 2016 between us and U.S. Bank National Association, as trustee.

The foregoing recent developments are described further in Notes 2, 5, and 10 of Notes to Consolidated Financial Statements.

Organizational Structure
The following simplified diagram depicts our organizational structure as of February 1, 2017.
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
Port Arthur Products System. Our Port Arthur products system transports refined petroleum products from Valero’s Port Arthur Refinery to major third-party pipeline systems, including the Explorer, Colonial, Sunoco Logistics MagTex and Enterprise TE Products refined petroleum products pipeline systems, for delivery to various marketing outlets, and to Enterprise’s Beaumont marine terminal for exports. Our Port Arthur products system comprises the following assets:

•
Port Arthur Products Pipelines (PAPS–El Vista). Our Port Arthur products pipelines consist of a four-mile, 20-inch pipeline with 144,000 barrels per day of capacity that delivers gasoline from Valero’s Port Arthur Refinery to our El Vista terminal and a three-mile, 20-inch pipeline with 216,000 barrels per day of capacity that delivers diesel from Valero’s Port Arthur Refinery to our Port Arthur Products Station (PAPS) terminal.

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

McKee Logistics System
Our McKee logistics system is a crude oil and refined petroleum products pipeline and terminal system supporting Valero’s McKee Refinery. Our McKee logistics system includes our McKee crude system, McKee products system, and the McKee Terminal.
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

McKee Terminal. Our McKee terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s McKee Refinery in Sunray, Texas. Our McKee terminal has storage tanks with 4.4 million barrels of storage capacity. The terminal receives pipeline crude oil from the Wichita Falls, Dixon, and Hooker pipelines owned by NuStar Logistics, L.P. (NuStar) in addition to our McKee crude system. The terminal can distribute refined petroleum products through its truck racks, rail rack, NuStar’s Southlake, Amarillo (8-inch and 6-inch), and Colorado Springs pipelines, the Phillips/NuStar Denver pipeline, and our McKee to El Paso pipeline.

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

•
St. James Crude Tank. We own a 330,000 barrel crude oil storage tank in St. James, Louisiana located on land we lease from Marathon Pipe Line LLC. The tank is used to aggregate crude oil volumes to batch deliveries through the Capline pipeline to our Collierville terminal.

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

Three Rivers Logistics System
Our Three Rivers logistics system includes our Three Rivers crude system and our Three Rivers terminal.
Three Rivers Crude System. Our Three Rivers crude system supports Valero’s Three Rivers Refinery and is located in the Eagle Ford shale region in South Texas. The system consists of 11 crude oil truck unloading sites with lease automatic custody transfer units and three 1-mile, 12-inch pipelines with a capacity of 110,000 barrels per day. The system delivers crude oil received from the truck unloading sites and pipeline connections to tanks at Valero’s Three Rivers Refinery. The system also receives locally produced crude oil via connections to the Harvest Arrowhead pipeline system and the Plains Gardendale pipeline for processing at the Three Rivers Refinery or for shipment through third-party pipelines to Valero’s refineries in Corpus Christi, Texas. The system has a connection to the EOG Eagle Ford West Pipeline and supporting pipeline infrastructure, which segregate and connect Eagle Ford crude oil production to Valero’s Three Rivers Refinery.
Three Rivers Terminal. Our Three Rivers terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Three Rivers Refinery. The terminal is located in South Texas between Corpus Christi and San Antonio and has storage tanks with 2.3 million barrels of storage capacity. The terminal receives crude oil from our Three Rivers crude system and transports crude oil to Corpus Christi through an outbound connection to NuStar’s Three Rivers/Corpus Christi crude pipeline. The terminal can distribute refined petroleum products through its truck rack and the NuStar Pettus North, San Antonio South, and Laredo pipelines.
Ardmore Logistics System
Our Ardmore logistics system includes our 40 percent undivided interest in the Hewitt Segment of the Red River crude oil pipeline and our Wynnewood products system.
Hewitt Segment of Red River Pipeline (40% undivided interest). We own a 40 percent undivided interest in the Hewitt segment of the Plains Red River pipeline. The Hewitt segment is a newly constructed 138-mile, 16-inch crude oil pipeline with a capacity of 150,000 barrels per day (of which 60,000 barrels per day of capacity are allocable to our 40 percent undivided interest). It originates at Plains Marketing, L.P.’s Cushing, Oklahoma terminal and ends at Hewitt Station in Hewitt, Oklahoma. The pipeline supports Valero’s Ardmore Refinery with a connection from Hewitt to Wasson Station. We also own a 40 percent undivided interest in two 150,000 shell barrel capacity tanks located at Hewitt Station, and we lease the remaining 60 percent capacity from the joint owner.
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

Houston Logistics System
Our Houston logistics system includes the operations of our Houston terminal.
Houston Terminal. Our Houston terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Houston Refinery. The terminal is located on the Houston ship channel and has storage tanks with 3.6 million barrels of storage capacity. The terminal receives waterborne crude oil via the refinery’s docks and the terminal’s connection to Houston Fuel Oil Terminal Company (HFOTCO), and receives pipeline crude oil through the Magellan and Seaway systems. The terminal can distribute refined petroleum products across the refinery’s docks and into the Magellan South Pipeline system. Also, the terminal can access the Colonial, TEPPCO, and Explorer pipeline systems via the Kinder Morgan Pasadena terminal.
St. Charles Logistics System
Our St. Charles logistics system includes the operations of our St. Charles terminal.
St. Charles Terminal. Our St. Charles terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s St. Charles Refinery. The terminal is located on the Mississippi River and has storage tanks with 10 million barrels of storage capacity. The terminal receives crude oil via the refinery’s docks and from Louisiana Offshore Oil Port (LOOP) via the Clovelly pipeline. The terminal can distribute refined petroleum products across the refinery’s docks and into the Plantation (via Parkway) and Colonial (via Bengal) pipeline systems.
Corpus Christi Logistics System
Our Corpus Christi logistics system includes the operations of our Corpus Christi East and West terminals.
Corpus Christi Terminals. Our Corpus Christi terminals are engaged in the business of terminaling crude oil, intermediates, and refined petroleum products in Corpus Christi, Texas.

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

Our Corpus Christi terminals are connected via pipeline. The terminals can receive crude oil via the refineries’ docks, the Eagle Ford Pipeline LLC pipeline, the NuStar North Beach terminal, and NuStar’s Eagle Ford pipelines. The terminals can distribute products across their docks and through NuStar’s South Texas pipeline network.

Meraux Logistics System
Our Meraux logistics system includes the operations of our Meraux terminal.
Meraux Terminal. Our Meraux terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Meraux Refinery located in Meraux, Louisiana. The terminal is located southeast of New Orleans along the Mississippi River and has storage tanks with 3.9 million barrels of storage capacity. The terminal can receive crude oil via the refinery’s docks, from LOOP, and from the CAM (Clovelly-Alliance-Meraux) pipeline system, which connects to multiple domestic pipelines. The terminal can distribute refined petroleum products across the refinery’s truck rack, docks, and into the T&M Terminal Company pipeline, which connects to the Plantation and Colonial pipelines.

Pipelines
The following table summarizes information with respect to our pipelines described above:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas pipeline	30	12	400	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink
Nederland pipeline	32	5	600	crude oil	Port Arthur	Sunoco Logistics Nederland
Port Arthur products system
20-inch gasoline pipeline	20	4	144	gasoline	Port Arthur	Explorer; Colonial
20-inch diesel pipeline	20	3	216	diesel	Port Arthur	Explorer; Colonial
12-10 pipeline	12, 10	13	60	refined petroleum products	Port Arthur	Sunoco Logistics MagTex; Enterprise TE Products; Enterprise Beaumont
McKee logistics system
McKee crude system	multiple segments	145	72	crude oil	McKee	—
McKee products system
McKee to El Paso pipeline	10	408	21(1)	refined petroleum products	McKee	—
SFPP pipeline connection	16, 8	12	33(2)	refined petroleum products	McKee	Kinder Morgan's SFPP System
Memphis logistics system(3)
Collierville crude system
Collierville pipeline	10-20	52	210	crude oil	Memphis	Capline
Memphis products system
Shorthorn pipeline system	14, 12	9	120	refined petroleum products	Memphis	Exxon Memphis
Memphis Airport pipeline system	6	11	20	jet fuel	Memphis	Memphis International Airport
Three Rivers logistics system
Three Rivers crude system	12	3	110	crude oil	Three Rivers	Harvest Arrowhead, Plains Gardendale, and EOG Eagle Ford West
Ardmore logistics system
Hewitt segment of Red River crude oil pipeline	16	138	60(4)	crude oil	Ardmore	Plains Red River, Plains Cushing
Wynnewood refined products pipeline	12	30	90	refined petroleum products	Ardmore	Magellan Central
_______________________

(1)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline. Total capacity for the pipeline is 63,000 barrels per day.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline connection. Total capacity for the pipeline connection is 98,400 barrels per day.

(3)	Portions of our Memphis logistics system pipelines are owned by MLGW, but they are operated and maintained exclusively by us under long-term arrangements with MLGW.

(4)	Capacity shown represents our 40 percent undivided interest in the pipeline segment. Total capacity for the pipeline segment is 150,000 barrels per day.

Terminals
The following table summarizes information with respect to our terminals described above:

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas terminal	1,915	—	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
TransCanada connection	—	400	crude oil	Port Arthur	TransCanada Cushing MarketLink
Seaway connection	—	750	crude oil	Port Arthur	Seaway
Port Arthur products system
PAPS terminal	821	—	diesel	Port Arthur	Explorer; Colonial
El Vista terminal	1,210	—	gasoline	Port Arthur	Explorer; Colonial
McKee logistics system
McKee crude system
Various terminals	240	—	crude oil	McKee	—
McKee products system
El Paso terminal	166 (1)	—	refined petroleum products	McKee	Kinder Morgan SFPP System
El Paso terminal truck rack	—	10 (2)	refined petroleum products	McKee	—
McKee terminal	4,400	—	crude oil and refined petroleum products	McKee	NuStar (several); NuStar/Phillips Denver
Memphis logistics system
Collierville crude system
Collierville terminal	975	—	crude oil	Memphis	Capline
St. James crude tank	330	—	crude oil	Memphis	Capline
Memphis products system
West Memphis terminal	1,080	—	refined petroleum products	Memphis	Exxon Memphis; Enterprise TE Products
West Memphis terminal truck rack	—	50	refined petroleum products	Memphis	—
West Memphis terminal dock	—	4 (3)	refined petroleum products	Memphis	—
Memphis truck rack	8	110	refined petroleum products	Memphis	—
Three Rivers logistics system
Three Rivers terminal	2,250	—	crude oil and refined petroleum products	Three Rivers	NuStar South Texas
Ardmore logistics system
Hewitt Station tanks	300	—	crude oil	Ardmore	Plains Red River
Wynnewood terminal	180	—	refined petroleum products	Ardmore	Magellan Central
____________________________
See footnotes on page 12.

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Houston logistics system
Houston terminal	3,642	—	crude oil and refined petroleum products	Houston	HFOTCO, Magellan crude, Seaway, Kinder Morgan Pasadena & Galena Park, Magellan East Houston & Galena Park
St. Charles logistics system
St. Charles terminal	10,004	—	crude oil and refined petroleum products	St. Charles	LOOP, Plantation, Colonial
Corpus Christi logistics system
Corpus Christi East terminal	6,241	—	crude oil and refined petroleum products	Corpus Christi East	Eagle Ford Pipeline LLC; NuStar North Beach terminal, Eagle Ford pipelines, and South Texas pipeline network
Corpus Christi West terminal	3,835	—	crude oil and refined petroleum products	Corpus Christi West	(same as Corpus Christi East terminal)
Meraux logistics system
Meraux terminal	3,900	—	crude oil and refined petroleum products	Meraux	LOOP, CAM, Plantation, Colonial
____________________________

(1)	Capacity shown represents our 33⅓ percent undivided interest in the terminal. Total storage capacity is 499,000 barrels.

(2)	Capacity shown represents our 33⅓ percent undivided interest in the truck rack. Total capacity is 30,000 barrels per day.

(3)	Dock throughput is reflected in thousands of barrels per hour.

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
Quarterly Deficiency Payments
If Valero fails to meet its minimum quarterly throughput commitments under our commercial agreements in any given quarter, it is obligated to pay a deficiency payment equal to the volume deficiency multiplied by the applicable tariff and/or fee with respect to such asset. We refer to this payment as a “quarterly deficiency payment.” Quarterly deficiency payments may be applied as a credit for amounts owed on throughput volumes in excess of Valero’s minimum quarterly throughput commitment with respect to such asset during any of the following four quarters, after which time any unused credits will expire. Upon the expiration of our commercial agreements, Valero may apply any such remaining credit amounts with respect to such asset until the completion of any such four-quarter period against any throughput volumes on such asset in excess of the minimum quarterly throughput commitment that was in place during the term of the agreement for that asset.
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
Our Relationship with Valero
Valero is an independent petroleum refiner and ethanol producer. Valero’s assets include 15 petroleum refineries located in the U.S., Canada, and the United Kingdom, with a combined total throughput capacity of approximately 3.1 million barrels per day and 11 ethanol plants located in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.4 billion gallons per year. Valero also has a substantial portfolio of transportation and logistics assets.
We are dependent upon Valero as our only customer and the loss of Valero as a customer would have a material and adverse effect on us. For the years ended December 31, 2016, 2015, and 2014, Valero accounted for all of our revenues. We expect to continue to derive substantially all of our revenues from Valero for the foreseeable future.
Valero owns 100 percent of our general partner, a 66.3 percent limited partner interest in us, and all of our incentive distribution rights. We believe Valero will promote and support the successful execution of our business strategies given its significant ownership in us, the importance of our assets to Valero’s refining and marketing operations, and its stated intention to use us as its primary vehicle to expand the transportation and logistics assets supporting its business.
In addition to our commercial agreements with Valero, we entered into several agreements with Valero in connection with the IPO, many of which we have amended in connection with subsequent acquisitions. These agreements include an amended and restated omnibus agreement, an amended and restated services and secondment agreement, a tax sharing agreement, and several lease and access agreements. These agreements are described in Note 3 of Notes to Consolidated Financial Statements, and the descriptions of these agreements in Note 3 are incorporated herein by reference.
Pipeline Control Operations
Our pipeline systems, other than the El Paso pipeline and the Hewitt Segment (which are operated by third parties), are operated from a central control room located in San Antonio, Texas. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to monitor operational data continuously. Monitored data includes pressures, temperatures, gravities, flow rates, and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.
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
Employees
We do not have any employees and our general partner does not have any employees. We are managed by the board of directors and executive officers of our general partner. All of the personnel that conduct our business are employed by Valero, and their services are provided to us pursuant to our omnibus agreement and services and secondment agreement with Valero.

PROPERTIES
The location and general character of our principal properties are described above under “Our Assets and Operations,” and those descriptions are incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2016, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 3, 5, and 7 of Notes to Consolidated Financial Statements.
Utilization of Our Facilities
Operating highlights for our pipelines and terminals—including pipeline transportation revenues, pipeline transportation throughput volumes, terminaling revenues, terminaling throughput volumes, and storage revenues—for the years ended December 31, 2016, 2015, and 2014 are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2016 Compared to 2015” and “—2015 Compared to 2014,” and are incorporated herein by reference.
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
Valero accounts for all of our revenues. We expect to continue to derive a substantial amount of our revenues from Valero for the foreseeable future, and as a result, any event, whether in our areas of operation or elsewhere, that materially and adversely affects Valero’s business may adversely affect our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Valero, the most significant of which include the following:

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
We may not be able to obtain third-party revenues due to competition and other factors outside our control, which could limit our ability to grow and may extend our dependence on Valero.
Our ability to obtain third-party revenues is subject to numerous factors beyond our control, including competition from third parties, availability of potential acquisition opportunities, and the extent to which we have available capacity when third-party shippers require it. We can provide no assurance that we will be able to materially increase third-party revenues. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with Valero and our desire to provide services pursuant to fee-based contracts. Our potential customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.
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
We are subject to the risks of loss resulting from nonpayment or nonperformance by our customers. If Valero or any other significant customer defaults on its obligations to us, our financial results could be adversely affected. Our customers may be highly leveraged and subject to their own operating and regulatory risks. Any material nonpayment or nonperformance by our customers could reduce our financial condition, results of operations, and cash flows and our ability to make distributions to our unitholders.
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
We are dependent upon third parties to operate some of our assets.
Certain of our assets are operated by third parties. Success in jointly owned assets depends in large part on whether our partners, over whom we may have little or no control, satisfy their contractual obligations. If such third parties fail to operate such assets in accordance with the terms of any applicable operating agreement with them or otherwise fail to meet their contractual obligations, such failures could result in our inability to meet our commitments to our customers, which in turn could result in a reduction in our revenues, or in us becoming liable to our customers for any losses they may sustain by reason of our failure to comply, which losses may not be recoverable by us. Differences in opinions or views between us and our partners can result in delayed decision-making or failure to agree on material issues that could adversely affect the business and operations of such assets. Additionally, the failure by a partner to comply with applicable laws, regulations, or client requirements could negatively impact our business.
Our substantial indebtedness and the restrictions in our revolving credit facility, senior notes, and subordinated credit agreements with Valero could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders, and the value of our units.
As of December 31, 2016, our total debt and notes payable to related party was $895 million. Our substantial indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.
We are dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make distributions to our unitholders. Our substantial indebtedness and the restrictions in the agreements governing our indebtedness could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our unitholders. For example, our revolving credit facility and subordinated credit agreements contain covenants that require us to maintain a ratio of total debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (or 5.5 to 1.0 during specified periods following certain acquisitions).

Our substantial indebtedness and the restrictions in our revolving credit facility, senior notes, and subordinated credit agreements could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in an event of default, which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt agreements, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” for additional information about the agreements governing our indebtedness.
A downgrade of our credit ratings, which are determined by independent third parties, could impact our financial position, results of operations, and liquidity.
Our access to credit and capital markets depends on the credit ratings assigned to our debt by independent credit rating agencies. We currently maintain investment-grade ratings by Standard & Poor’s Ratings Services (S&P), Moody’s Investors Service (Moody’s), and Fitch Ratings (Fitch) on our notes. Ratings from credit agencies are not recommendations to buy, sell, or hold our securities. Each rating should be evaluated independently of any other rating. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Specifically, if ratings agencies were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would increase, which could adversely affect our ability to attract potential investors and our funding sources could decrease. In addition, we may not be able to obtain favorable credit terms from our suppliers or they may require us to provide collateral, letters of credit, or other forms of security, which would increase our operating costs. As a result, a downgrade below investment grade in our credit ratings could have a material adverse impact on our financial position, results of operations, and liquidity.
Increases in interest rates could adversely impact the price of our common units, our ability to issue equity, or incur debt for acquisitions or other purposes and our ability to make distributions at our intended levels.
In the future, the interest rates on our indebtedness could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make distributions at our intended levels.
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
For example, the U.S. Environmental Protection Agency (EPA) has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards (NAAQS) for ozone, sulfur dioxide, and nitrogen dioxide. Emerging rules and permitting requirements implementing these revised standards may require us to install more stringent controls at our facilities, which may result in increased capital expenditures. Governmental restrictions on greenhouse gas emissions, including those that have been or may be imposed in various states or at the federal level, could also result in material increased compliance costs, additional operating restrictions or permitting delays for our business, and an increase in the cost of, and reduction in demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity. For example, in May 2016, EPA finalized new rules for volatile organic compound and methane emissions from the oil and gas production, processing, transmission and storage industry. Prior to the inauguration of President Trump, EPA announced that it intends to develop methane emission standards for existing sources and issued information collection requests to companies with production, gathering and boosting, gas processing, storage, and transmission facilities. In addition, in 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. While the Trump Administration is considering withdrawal from the Paris Agreement, there are no guarantees that it will not be implemented. Finally, some scientists have concluded that increasing concentrations of greenhouse gas emissions in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.
Further, certain of our pipeline facilities may be subject to the pipeline integrity and safety regulations of various federal and state regulatory agencies. In recent years, increased regulatory focus on pipeline integrity and safety has resulted in various proposed or adopted regulations. For example, in June 2016, President Obama signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act) that extends statutory mandate of the Department of Transportation’s Pipeline and Hazardous Materials Administration (PHMSA) under prior legislation through 2019 and, among other things, requires PHMSA to complete certain of its outstanding mandates and develop new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. Additionally, on January 13, 2017, PHMSA announced the issuance of the Pipeline Safety: Safety of Hazardous Liquids Pipelines final rule.  The final rule extends regulatory reporting requirements to all liquid gathering lines, requires additional event-driven and periodic inspections, requires use of leak detection systems on all hazardous liquid pipelines, modifies repair criteria, and requires certain pipelines to eventually accommodate inline inspection tools. It is unclear when or if these rules will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. Compliance with pipeline safety laws and regulations could have a material adverse effect on our results of operations. Further, should we fail to comply with pipeline safety regulations, we could be subject to penalties and fines. PHMSA has the authority to impose civil penalties for pipeline safety violations up to a maximum of $200,000 per day for each violation and $2,000,000 for a related series of violations. This maximum penalty authority established by statute has been and will continue to be adjusted periodically to account for inflation. The implementation of these regulations, and the adoption of future regulations, could require us to make additional capital expenditures, including to install new or modified safety measures, or to conduct new or more extensive maintenance programs at our pipeline facilities.
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
As of February 1, 2017, Valero owned a 66.3 percent limited partner interest in us and owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, because it is a wholly owned subsidiary of Valero, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is beneficial to Valero. Conflicts of interest may arise between Valero and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Valero, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our general partner will determine the amount and timing of many of our capital expenditures and whether a capital expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

•	our general partner will determine which costs incurred by it are reimbursable by us;

•	our general partner may cause us to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•
our partnership agreement permits us to classify up to $50 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings, or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner units or the incentive distribution rights;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•
our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80 percent of the common units. As of February 1, 2017, Valero owned 67.7 percent of our common units, and, as a result, Valero did not have the ability to exercise the limited call right;

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
Pursuant to our partnership agreement, we reimburse our general partner and its affiliates, including Valero, for expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Pursuant to the amended and restated omnibus agreement, as amended, we pay an annual fee of $12.5 million to Valero for general and administrative services and reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In the event we acquire additional assets from Valero in the future, we may agree to increase such annual fee. In addition, we are required to reimburse our general partner for its payments to Valero pursuant to the services and secondment agreement for the wages, benefits, and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our pipeline and terminal systems. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces our cash flows, and, as a result, reduces our ability to make distributions to our unitholders. There is no limit on the fees and expense reimbursements that we may be required to pay to our general partner and its affiliates.
Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
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
Our partnership agreement includes certain requirements regarding those investors who may own our common units. Eligible Holders are limited partners whose (a) federal income tax status is not reasonably likely to have a material and adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or an analogous regulatory body and (b) nationality, citizenship, or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If the unitholder is not an Eligible Holder, in certain circumstances as set forth in our partnership agreement, the unitholder’s units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
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
Our unitholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66⅔ percent of all outstanding common units is required to remove our general partner. As of February 1, 2017, an affiliate of our general partner owned 67.7 percent of our common units (excluding common units held by officers and directors of our general partner and Valero).
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
As of February 1, 2017, Valero held 45,687,271 of our common units. Additionally, we have agreed to provide Valero with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 80 percent of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of February 1, 2017, our general partner and its affiliates owned less than 80 percent of our outstanding common units, but in the future, we may engage in transactions with Valero pursuant to which we may issue additional common units to Valero.
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
Our general partner has the right, at any time when the holders have received incentive distributions at the highest level to which they are entitled (48 percent) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as our general partner with respect to resetting target distributions.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative, or judicial interpretation at any time. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. We are unable to predict whether any such changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
On January 24, 2017, the U.S. Treasury Department and the IRS published final regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. We do not believe these regulations adversely affect our status as a partnership for federal income tax purposes.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unit Price and Cash Distributions
Our common units are listed on the NYSE under the symbol “VLP.” As of February 1, 2017, there were 10 holders of record of our common units and Valero owned all of our general partner units. There is no established trading market for our general partner units. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.
The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for each quarter of 2016 and 2015.

Quarter Ended	High Sale Price	Low Sale Price	Quarterly Cash Distribution per Unit	Record Date	Distribution Date
2016:
December 31	$44.86	$38.90	$0.4065	February 2, 2017	February 10, 2017
September 30	47.33	40.14	0.3850	November 3, 2016	November 10, 2016
June 30	49.55	42.31	0.3650	August 1, 2016	August 9, 2016
March 31	52.20	39.02	0.3400	May 2, 2016	May 10, 2016
2015:
December 31	53.25	40.64	0.3200	February 4, 2016	February 11, 2016
September 30	54.50	37.96	0.3075	November 2, 2015	November 10, 2015
June 30	54.87	48.13	0.2925	August 3, 2015	August 11, 2015
March 31	55.00	38.53	0.2775	May 1, 2015	May 12, 2015

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
Intent to Distribute the Minimum Quarterly Distribution
We intend to make at least the minimum quarterly distribution to holders of our common units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.
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
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.244375 per unit per quarter. The maximum distribution of 48 percent does not include any distributions that our general partner or its affiliates may receive on common or general partner units that they own.
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
Conversion of Subordinated Units
Prior to their conversion, we had 28,789,989 subordinated units outstanding, all of which were owned by Valero. Upon the payment of our quarterly cash distribution on August 9, 2016, the requirements under our partnership agreement for the conversion of all of our then-outstanding subordinated units into common units were satisfied. Therefore, effective August 10, 2016, all of our subordinated units were converted on a one-for-one basis into common units.
The converted units participate pro rata with the other outstanding common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.
Securities Authorized for Issuance Under Equity Compensation Plans
The information appearing in Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data shown in the table below was derived from the consolidated financial statements of the Partnership and from the combined financial statements of our Predecessor (defined below). We completed our IPO of common units representing limited partner interests on December 16, 2013. Since the IPO, we have acquired businesses from Valero that were each accounted for as transfers of businesses between entities under common control. Accordingly, this financial data has been retrospectively adjusted to include the historical results of these acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to the historical results prior to the IPO and the effective dates of each acquisition from Valero as those of our “Predecessor.” See Note 2 in Notes to Consolidated Financial Statements for further discussion of our acquisitions from Valero.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating revenues – related party	$362,619	$243,624	$129,180	$124,985	$115,889
Net income (loss)	188,831	71,312	(33,361)	(25,403)	(37,006)
Net income attributable to partners	204,253	131,878	59,281	2,041	—
Limited partners’ interest in net income	180,700	125,809	57,902	2,000	—
Net income per limited partner unit – basic and diluted:
Common units	2.85	2.12	1.01	0.03	n/a
Subordinated units	2.38	2.07	1.01	0.03	n/a
Cash distribution declared per unit	1.4965	1.1975	0.9410	0.0370	n/a
Cash and cash equivalents	71,491	80,783	236,579	375,118	—
Total assets	971,909	954,106	1,080,448	1,127,124	651,732
Debt and capital lease obligations, net of current portion	525,355	175,246	1,519	3,079	5,405
Notes payable to related party	370,000	370,000	—	—	—

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction, or termination of Valero’s obligation under our commercial agreements and our services and secondment agreement;

•	changes in global economic conditions and the effects of the global economic downturn on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s and our ability to remain in compliance with the terms of its and our outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined petroleum products;

•	our ability to obtain credit and financing on acceptable terms in light of uncertainty and illiquidity in credit and capital markets;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

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
OVERVIEW
We are a master limited partnership formed by Valero to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other logistics assets. We generate operating revenues by providing fee-based transportation and terminaling services to Valero. We have acquired businesses from Valero since our IPO and began receiving fees for services provided by these businesses commencing on the effective date of each acquisition. See Note 2 of Notes to Consolidated Financial Statements for further discussion of our acquisitions from Valero. Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
The acquisitions from Valero were each accounted for as transfers of businesses between entities under common control. Accordingly, our financial statements have been retrospectively adjusted to include the historical results of the acquired businesses for all periods presented prior to the effective date of each acquisition. We refer to the historical results of the acquired businesses prior to their respective acquisition dates as those of our “Predecessor.” See Notes 1 and 2 of Notes to Consolidated Financial Statements for further discussion of the basis of this presentation.
The businesses we acquired from Valero in 2015 and 2016 did not historically charge for the services provided to Valero; however, we began charging fees subsequent to our acquisition of the businesses. Accordingly, our results of operations subsequent to the acquisitions may not be comparable to our Predecessor’s results of operations.

The following table highlights our net income and net income attributable to partners for the years ended December 31, 2016 and 2015 (in thousands, except per unit amounts):

	Year Ended December 31,
	2016	2015	Change
Net income	$188,831	$71,312	$117,519
Net income attributable to partners	204,253	131,878	72,375
Net income per common unit	2.85	2.12	0.73
The increase in net income of $117.5 million was due primarily to higher operating revenues of $124.1 million generated by the businesses acquired from Valero. As previously noted, the businesses we acquired from Valero did not historically charge for the services provided to Valero; therefore, results associated with our Predecessor include only the costs associated with those businesses. We began charging fees subsequent to our acquisitions of the businesses, which drove the increase in our net income.
Net income attributable to partners represents our results of operations and only includes the results of the acquired businesses for the period subsequent to the effective date of each acquisition. Therefore, the increase in net income attributable to partners of $72.4 million in 2016 compared to 2015 was due primarily to the results of operations of our acquired businesses from the date of their respective acquisition.
Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
Because our operating revenues are generated from fee-based arrangements with Valero, the amount of operating revenues we generate primarily depends on the volumes of crude oil and refined petroleum products that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by refinery reliability and the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. For 2017, we expect that Valero will transport volumes through our pipelines and throughput volumes at our terminals generally consistent with historical levels.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the years ended December 31, 2016, 2015, and 2014. The narrative following these tables provides an analysis of our results of operations.
2016 Compared to 2015
Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	Change
Operating revenues – related party	$362,619	$243,624	$118,995
Costs and expenses:
Operating expenses	96,115	105,973	(9,858)
General and administrative expenses	15,965	14,520	1,445
Depreciation expense	45,965	45,678	287
Total costs and expenses	158,045	166,171	(8,126)
Operating income	204,574	77,453	127,121
Other income, net	284	223	61
Interest and debt expense, net of capitalized interest	(14,915)	(6,113)	(8,802)
Income before income taxes	189,943	71,563	118,380
Income tax expense	1,112	251	861
Net income	188,831	71,312	117,519
Less: Net loss attributable to Predecessor	(15,422)	(60,566)	45,144
Net income attributable to partners	204,253	131,878	72,375
Less: General partner’s interest in net income	23,553	6,069	17,484
Limited partners’ interest in net income	$180,700	$125,809	$54,891

Net income per limited partner unit – basic and diluted:
Common units	$2.85	$2.12
Subordinated units	$2.38	$2.07

Weighted average limited partner units outstanding – basic and diluted:
Common units	48,817	31,222
Subordinated units	17,463	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2016	2015	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$78,451	$81,435	$(2,984)
Pipeline transportation throughput (BPD) (a)	829,269	949,884	(120,615)
Average pipeline transportation revenue per barrel (b)(c)	$0.26	$0.23	$0.03

Terminaling:
Terminaling revenues	$283,628	$161,649	$121,979
Terminaling throughput (BPD)	2,265,150	1,340,407	924,743
Average terminaling revenue per barrel (b)	$0.34	$0.33	$0.01

Storage revenues	$540	$540	$—

Total operating revenues – related party	$362,619	$243,624	$118,995

Capital expenditures:
Maintenance	$13,027	$10,828	$2,199
Expansion	10,129	27,281	(17,152)
Total capital expenditures	23,156	38,109	(14,953)
Less: Capital expenditures attributable to Predecessor	3,394	29,632	(26,238)
Capital expenditures attributable to Partnership	$19,762	$8,477	$11,285

Other financial information:
Distribution declared per unit	$1.4965	$1.1975

Distribution declared:
Limited partner units – public	$32,382	$22,028
Limited partner units – Valero	67,560	51,566
General partner units – Valero	21,648	5,003
Total distribution declared	$121,590	$78,597
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

(c)
Average pipeline transportation revenue per barrel was higher in 2016 compared to 2015 due primarily to the recognition of $2.2 million of deferred revenue associated with unused minimum volume credits by Valero.

Operating revenues increased $119.0 million, or 49 percent, in 2016 compared to 2015. The increase was due primarily to the following:

•
Incremental terminaling throughput from acquired businesses - We experienced a 111 percent increase in terminaling revenues in 2016 compared to 2015 generated by the terminals we acquired from Valero. The incremental throughput volumes at these terminals had a favorable impact to our operating revenues of $124.1 million.

•
Lower operating revenues at systems owned or acquired prior to 2015 - We estimate that a decrease in throughput volumes at these systems had an unfavorable impact to our operating revenues of approximately $5.1 million. The decrease is due primarily to a decrease of 25 percent in pipeline transportation throughput volumes and 21 percent in terminaling throughput volumes at our Port Arthur logistics system in 2016 compared to 2015. The decrease in volumes was primarily a result of planned turnaround activity at Valero’s Port Arthur Refinery in September and October 2016, during which time the refinery was largely shut down. In addition, we experienced a decrease of 26 percent in pipeline transportation throughput volumes at our McKee crude system in 2016 compared to 2015 due to decreased crude oil production in the region.

Operating expenses decreased $9.9 million, or 9 percent, in 2016 compared to 2015. The decrease was due primarily to lower maintenance expense of $4.7 million at our Corpus Christi terminals related to inspection activity in 2015. Additionally, waste handling costs at the Corpus Christi and St. Charles terminals decreased $2.3 million in the year ended December 31, 2016.
General and administrative expenses increased $1.4 million, or 10 percent, in 2016 compared to 2015 due primarily to incremental costs of $843,000 related to the management fee charged to us by Valero as a result of additional administrative services provided to us in connection with our acquisitions from Valero in 2015 and 2016 and an increase of $470,000 in public company costs.
Depreciation expense increased $287,000, or 1 percent, in 2016 compared to 2015 due primarily to additional depreciation expense related to assets placed into service in the latter part of 2015 and 2016, including expansion and improvement projects at our Corpus Christi, Houston, Meraux, and St. Charles terminals, partially offset by $2.8 million in accelerated depreciation related to the retirement of certain assets of the McKee crude system in 2015.
“Interest and debt expense, net of capitalized interest” increased $8.8 million in 2016 compared to 2015 due primarily to interest expense incurred on borrowings under our revolving credit facility and under the subordinated credit agreements with Valero entered into in connection with the acquisitions. Additionally, in December 2016, we issued $500.0 million aggregate principal amount of our Senior Notes, the proceeds of which were used to repay $494.0 million of outstanding borrowings under our revolving credit facility. The interest on these Senior Notes is higher than our revolving credit facility, thereby increasing the effective interest rate for 2016. See Notes 2 and 5 of Notes to Consolidated Financial Statements for further discussion. Interest expense on the incremental borrowings was $8.2 million in 2016.
Our income tax expense is associated with the Texas margin tax. During 2016, the relative amount of operating revenues we generate in Texas increased in connection with the acquisitions of the Corpus Christi Terminal Services Business, the McKee Terminal Services Business, and the Meraux and Three Rivers Terminal Services Business. As a result, our income tax expense has increased.

2015 Compared to 2014

Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	Change
Operating revenues – related party	$243,624	$129,180	$114,444
Costs and expenses:
Operating expenses	105,973	111,114	(5,141)
General and administrative expenses	14,520	13,602	918
Depreciation expense	45,678	37,909	7,769
Total costs and expenses	166,171	162,625	3,546
Operating income (loss)	77,453	(33,445)	110,898
Other income, net	223	1,504	(1,281)
Interest and debt expense, net of capitalized interest	(6,113)	(872)	(5,241)
Income (loss) before income taxes	71,563	(32,813)	104,376
Income tax expense	251	548	(297)
Net income (loss)	71,312	(33,361)	104,673
Less: Net loss attributable to Predecessor	(60,566)	(92,642)	32,076
Net income attributable to partners	131,878	59,281	72,597
Less: General partner’s interest in net income	6,069	1,379	4,690
Limited partners’ interest in net income	$125,809	$57,902	$67,907

Net income per limited partner unit – basic and diluted:
Common units	$2.12	$1.01
Subordinated units	$2.07	$1.01

Weighted average limited partner units outstanding:
Common units – basic	31,222	28,790
Common units – diluted	31,222	28,791
Subordinated units – basic and diluted	28,790	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2015	2014	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$81,435	$72,737	$8,698
Pipeline transportation throughput (BPD) (a)	949,884	908,095	41,789
Average pipeline transportation revenue per barrel (b)	$0.23	$0.22	$0.01

Terminaling:
Terminaling revenues	$161,649	$55,495	$106,154
Terminaling throughput (BPD)	1,340,407	545,135	795,272
Average terminaling revenue per barrel (b)	$0.33	$0.28	$0.05

Storage revenues	$540	$948	$(408)

Total operating revenues – related party	$243,624	$129,180	$114,444

Capital expenditures:
Maintenance	$10,828	$38,445	$(27,617)
Expansion	27,281	83,435	(56,154)
Total capital expenditures	$38,109	$121,880	$(83,771)
Less: Capital expenditures attributable to Predecessor	29,632	111,686	(82,054)
Capital expenditures attributable to Partnership	$8,477	$10,194	$(1,717)

Other financial information:
Distribution declared per unit	$1.1975	$0.9410

Distribution declared:
Limited partner units – public	$22,028	$16,238
Limited partner units – Valero	51,566	37,950
General partner units – Valero	5,003	1,304
Total distribution declared	$78,597	$55,492
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

Operating revenues increased $114.4 million, or 89 percent, in 2015 compared to 2014 due primarily to incremental terminaling throughput volumes. The increase in volumes was primarily attributable to the terminals we acquired during 2015. The incremental throughput volumes at these terminals had a favorable impact to our operating revenues of approximately $111.3 million.
Operating expenses decreased $5.1 million, or 5 percent, in 2015 compared to 2014. The decrease was due primarily to lower maintenance expense of $8.7 million at our St. Charles, Houston, and McKee terminals related to inspection activity in 2014. The decrease in maintenance expense was partially offset by an increase in insurance expense of $2.7 million as a result of the acquired assets being covered under our own insurance policies. Prior to the acquisitions, our Predecessor was allocated a portion of Valero’s insurance costs. Additionally, salaries, wages, benefits, and incentive compensation for seconded employees increased $1.3 million during 2015 due to the annual merit increase.
General and administrative expenses increased $918,000, or 7 percent, in 2015 compared to 2014 due primarily to incremental costs of $704,000 related to the management fee charged to us by Valero as a result of additional administrative services provided to us in connection with our acquisitions from Valero in 2014 and 2015 and higher acquisition-related transaction costs of $527,000. These increases were offset by a decrease of $313,000 in costs related to being a separate publicly traded limited partnership.
Depreciation expense increased $7.8 million, or 20 percent, in 2015 compared to 2014 due primarily to $2.8 million in accelerated depreciation related to the retirement of certain assets in the McKee crude system in 2015, as well as depreciation expense associated with assets placed into service during the latter part of 2014 and beginning of 2015, including the expansion of our Houston, St. Charles, and Corpus Christi terminals.
“Other income, net” decreased $1.3 million, or 85 percent, in 2015 compared to 2014 due primarily to a decrease in interest income (net of bank fees) of $651,000 attributable to a reduced cash balance during 2015. In addition, scrap metal sales decreased $436,000 and right-of-way fees decreased $141,000.
“Interest and debt expense, net of capitalized interest” increased $5.2 million in 2015 compared to 2014 due primarily to interest expense incurred on borrowings under our revolving credit facility and under the subordinated credit agreements with Valero associated with our acquisitions. See Notes 2 and 5 of Notes to Consolidated Financial Statements for further discussion. Interest expense on this indebtedness was $5.5 million in 2015.
Our income tax expense is associated with the Texas margin tax. During 2015, we reduced our deferred income tax liabilities due to a reduction in the relative amount of operating revenues we generate in Texas compared to our total operating revenues. This reduction was a result of the acquisition of the Houston and St. Charles Terminal Services Business (which includes operations in Louisiana). In addition, in June 2015, the Texas margin tax rate was reduced from 1 percent to 0.75 percent.
The variation in the customary relationship between income tax expense and income before income taxes for the year ended December 31, 2014 was due to the impact of retrospectively adjusting our results of operations to include the $92.6 million net loss attributable to the acquired businesses for periods prior to their dates of acquisition.

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
Unit Offerings
On November 24, 2015, we completed a public offering (the 2015 Offering) of 4,250,000 of our common units at a price to the public of $46.25 per unit and received gross proceeds of $196.6 million. After deducting the underwriting discount and other offering costs totaling $7.7 million, our net proceeds were $188.9 million. Concurrent with the 2015 Offering, our general partner contributed $4.0 million in exchange for 86,735 general partner units to maintain its 2.0 percent general partner interest in the Partnership.

On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During 2016, we issued 223,083 common units under our ATM Program and received proceeds of $9.6 million (net of $107,000 of expenses with respect to the sales of these units). Concurrent with the issuance of common units under our ATM Program, our general partner contributed $198,000 in exchange for 4,552 general partner units to maintain its 2.0 percent general partner interest in the Partnership.

In January 2017, we issued 38,623 units and received cash proceeds of $1.7 million (net of $17,000 of expenses) associated with units sold in late December 2016.
Distributions
On January 20, 2017, the board of directors of our general partner declared a distribution of $0.4065 per unit applicable to the fourth quarter of 2016, which equates to $34.9 million in total distributions to unitholders of record as of February 2, 2017. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.

Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
December 31, 2016	$0.4065	$34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014
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

Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. As of December 31, 2016, we had $30.0 million of borrowings and no letters of credit outstanding under the Revolver. See Note 5 of Notes to Consolidated Financial Statements for a description of the Revolver.
Senior Notes
On December 9, 2016, we issued in a public offering $500.0 million aggregate principal amount of our Senior Notes. Gross proceeds from this debt issuance totaled $499.8 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. See Note 5 of Notes to Consolidated Financial Statements for a description of our Senior Notes.
Notes Payable to Related Party
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 2 of Notes to Consolidated Financial Statements.
During the year ended December 31, 2016, we made no repayments under the loans. As of December 31, 2016, we had $370.0 million outstanding under the Loan Agreements. See Note 5 of Notes to Consolidated Financial Statements for a description of the Loan Agreements.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$229,894	$108,376	$3,239
Investing activities	(126,732)	(428,171)	(201,942)
Financing activities	(112,454)	163,999	60,164
Net decrease in cash and cash equivalents	$(9,292)	$(155,796)	$(138,539)

Cash Flows for the Year Ended December 31, 2016
Our operations generated $229.9 million of cash in 2016, driven primarily by net income of $188.8 million plus noncash adjustments (primarily for depreciation expense) of $47.0 million, partially offset by unfavorable changes in working capital of $6.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of an increase in receivables from related party of $11.5 million, partially offset by an increase in deferred revenue from related party of $3.4 million, as disclosed in Note 14 of Notes to Consolidated Financial Statements. The increase in receivables from related party was attributable primarily to billings related to our newly acquired McKee, Meraux, and Three Rivers terminals. The increase in deferred revenue from related party was due to deficiency payments associated with minimum volume commitments.

The $229.9 million of cash generated by our operations, along with $848.8 million in proceeds from the issuance of debt (including gross proceeds of $499.8 million from the issuance of our Senior Notes and $349.0 million of borrowings under the Revolver as discussed in Note 5 of Notes to Consolidated Financial Statements), $14.9 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, and $9.7 million in proceeds received in connection with our ATM program, were used mainly to:

•
fund $480.0 million in acquisitions from Valero consisting of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business ($103.6 million represented Valero’s carrying value in the net assets transferred to us and was reflected as an investing activity, and $376.4 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity);

•	make debt repayments of $494.9 million, of which $494.0 million related to the Revolver;

•	pay $109.4 million in cash distributions to limited partners and our general partner;

•	fund $23.2 million in capital expenditures; and

•	pay $5.3 million in debt issuance and offering costs.

Cash Flows for the Year Ended December 31, 2015

Our operations generated $108.4 million of cash in 2015, driven primarily by net income of $71.3 million plus noncash adjustments (primarily for depreciation expense) of $46.0 million, partially offset by unfavorable changes in working capital of $9.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of an increase in receivables from related party of $9.6 million, as disclosed in Note 14 of Notes to Consolidated Financial Statements. The increase in receivables from related party was attributable primarily to billings related to our newly acquired Houston, St. Charles, and Corpus Christi terminals.

The $108.4 million of cash generated by our operations, along with $755.0 million in proceeds from the issuance of debt ($555.0 million from the Loan Agreements with Valero in connection with businesses acquired in 2015 and borrowings under the Revolver of $200.0 million as discussed in Note 5 of Notes to Consolidated Financial Statements), $189.7 million in proceeds from the 2015 Offering (net of the underwriting discount), $77.3 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, and $4.0 million from the issuance of general partner units, were used mainly to:

•
fund $966.2 million in acquisitions from Valero consisting of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business ($390.1 million represented Valero’s carrying value in the net assets transferred to us and was reflected as an investing activity, and $576.1 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity);

•	make debt repayments of $211.2 million, of which $185.0 million related to the Loan Agreements and $25.0 million related to the Revolver;

•	pay $71.7 million in cash distributions to limited partners and our general partner;

•	fund $38.1 million in capital expenditures; and

•	pay $3.0 million in debt issuance and offering costs.

Cash Flows for the Year Ended December 31, 2014

Our operations generated $3.2 million of cash in 2014, driven primarily by a net loss of $33.4 million plus noncash adjustments (primarily for depreciation expense) of $38.0 million, partially offset by unfavorable changes in working capital of $1.3 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of a decrease in accounts payable of $4.8 million, partially offset by a decrease in receivables from related party of $2.9 million, as disclosed in Note 14 of Notes to Consolidated Financial Statements. The decrease in accounts payable was due primarily to the timing of project expenditures. The decreases in receivables from related party was due to the timing of payments received on outstanding receivables.

The $3.2 million of cash generated by our operations, along with $181.2 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, were used mainly to:

•
fund $154.0 million in the acquisition of the Texas Crude Systems Business from Valero ($80.1 million represented Valero’s carrying value in the net assets transferred to us and was reflected as an investing activity, and $73.9 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity);

•	fund $121.9 million in capital expenditures;

•	pay $41.8 million in cash distributions to limited partners and our general partner;

•	pay $4.3 million in debt issuance and offering costs; and

•	make debt repayments of $1.0 million on our capital lease obligations.

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
Our capital expenditures for the past three years were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Maintenance	$13,027	$10,828	$38,445
Expansion (a)	10,129	27,281	83,435
Total capital expenditures	$23,156	$38,109	$121,880

(a) This table excludes amounts paid to Valero for the acquired businesses. See Note 2 in Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in 2016 were primarily for:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our Meraux, Three Rivers, St. Charles, and Houston terminals to extend the useful lives of the tanks; and

•	the expansion of assets at our Port Arthur products system and St. Charles terminal.
Our capital expenditures in 2015 were primarily for:

•	the expansion and improvement of assets at our Corpus Christi, Meraux, and Three Rivers terminals;

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system; and

•	the improvement of assets at our St. Charles terminal that will extend the useful lives of the tanks.
Our capital expenditures in 2014 were primarily for:

•	new tanks and improvements to tanks and other terminal assets at our St. Charles, Houston, Meraux, and Three Rivers terminals;

•	the expansion and improvement of assets at our Corpus Christi terminals; and

•	expansion of the Three Rivers crude system.
For 2017, we expect our capital expenditures to be approximately $49.0 million. Our estimate consists of approximately $14.0 million for maintenance capital expenditures and approximately $35.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions.
In addition to the above-mentioned capital expenditures, $35.7 million of capital projects were funded by Valero primarily related to the Houston, St. Charles, Corpus Christi, Meraux, and Three Rivers terminals. Valero agreed to fund these projects as part of our acquisitions of the Houston and St. Charles Terminal Services Business, Corpus Christi Terminal Services Business, and Meraux and Three Rivers Terminal Services Business. See Note 14 of Notes to Consolidated Financial Statements for further description of these noncash activities.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
A summary of our contractual obligations as of December 31, 2016 is shown in the table below (in thousands):

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Debt (a)	$—	$—	$—	$400,000	$—	$500,000	$900,000
Operating lease obligations	10,855	10,812	10,796	10,797	10,792	246,036	300,088
Purchase obligations	53,080	53,080	53,080	53,080	53,080	466,387	731,787
Other long-term liabilities	—	—	—	—	—	1,169	1,169
Total	$63,935	$63,892	$63,876	$463,877	$63,872	$1,213,592	$1,933,044
__________________

(a)	Excludes amounts related to unamortized discount and debt issuance costs. These items are further described in Note 5 of Notes to Consolidated Financial Statements.
Debt
During 2016, we borrowed $139.0 million and $210.0 million under the Revolver in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, respectively. We also issued $500.0 million of aggregate principal amount of our Senior Notes for gross proceeds of $499.8 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. The Senior Notes are unsecured and contain various customary restrictive covenants. Proceeds from the issuance of the Senior Notes were used to repay $494.0 million of our indebtedness under the Revolver.
As of December 31, 2016, we had $30.0 million and $370.0 million of borrowings outstanding under the Revolver and the Loan Agreements, respectively, and had $495.4 million of borrowing outstanding under our Senior Notes, net of unamortized discount and debt issuance costs.
As a result of obtaining an investment grade rating with respect to the issuance of our Senior Notes in December 2016, our directly owned subsidiary, Valero Partners Operating Co. LLC, was released of its guarantees under the Revolver and the Loan Agreements.
Our Revolver and Loan Agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under our Revolver and Loan Agreements would increase. All of our ratings on our senior unsecured debt are at or above investment grade level as follows:

Rating Agency	Rating
Moody’s Investors Service	Baa3 (stable outlook)
Standard & Poor’s Ratings Services	BBB- (stable outlook)
Fitch Ratings	BBB- (stable outlook)
We cannot provide assurance that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell, or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction below investment grade or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing and the cost of such financings.
Our capital lease agreements expired during 2016 and were replaced by operating leases.
Our debt obligations are described in Note 5 of Notes to Consolidated Financial Statements.
Operating Lease Obligations
In connection with the acquisitions, we entered into lease and access agreements with Valero with respect to the land on which each terminal is located. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding our agreements with Valero. Additionally, we have long-term operating lease commitments with third parties for land used in the storage and transportation of crude oil and refined petroleum products. Operating lease obligations include all operating leases that have initial or remaining noncancelable terms in excess of one year.
Purchase Obligations
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum, or variable price provisions, and (iii) the approximate timing of the transaction. The purchase obligation amounts shown in the table above include purchase obligations under our amended and restated omnibus agreement and our amended and restated services and secondment agreement with Valero. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding our agreements with Valero. Our purchase obligations are determined based on contractual, fixed-rate fees for periods that are reasonably assured based on current market conditions.
Other Long-term Liabilities
Our other long-term liabilities consist primarily of asset retirement obligations as described in Note 6 of Notes to Consolidated Financial Statements. For purposes of reflecting amounts for other long-term liabilities in the table above, we made our best estimate of expected payments for each type of liability based on information available as of December 31, 2016.

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
NEW ACCOUNTING PRONOUNCEMENTS
As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements will become effective for our financial statements in the future. Except as disclosed in Note 1, the adoption of these pronouncements is not expected to have a material effect on our financial statements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information about our critical accounting policies that involve critical accounting estimates, and should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements, which summarizes our significant accounting policies. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable.
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
The following table provides information about our debt obligations (dollars in thousands), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented.

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$506,670
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Floating rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.27%	—%	—%	2.27%

	December 31, 2015
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total (a)	Fair Value
Floating rate	$—	$—	$—	$—	$545,000	$—	$545,000	$545,000
Average interest rate	—%	—%	—%	—%	1.50%	—%	1.50%

(a) Excludes unamortized discount and deferred issuance costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Partners LP. Our management evaluated the effectiveness of Valero Energy Partners LP’s internal control over financial reporting as of December 31, 2016. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 69 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC
We have audited the accompanying consolidated balance sheets of Valero Energy Partners LP and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valero Energy Partners LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the PCAOB, Valero Energy Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

San Antonio, Texas
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC
We have audited Valero Energy Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Valero Energy Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of Valero Energy Partners LP and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Antonio, Texas
February 27, 2017

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$71,491	$80,783
Receivables from related party	29,541	18,088
Receivables	1,682	—
Prepaid expenses and other	997	632
Total current assets	103,711	99,503
Property and equipment, at cost	1,216,288	1,176,843
Accumulated depreciation	(351,208)	(325,562)
Property and equipment, net	865,080	851,281
Deferred charges and other assets, net	3,118	3,322
Total assets	$971,909	$954,106
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of capital lease obligations	$—	$913
Accounts payable	10,652	9,264
Accrued liabilities	2,150	1,062
Accrued liabilities – related party	239	628
Taxes other than income taxes	2,457	1,276
Deferred revenue from related party	3,525	129
Total current liabilities	19,023	13,272
Debt and capital lease obligations, net of current portion	525,355	175,246
Notes payable to related party	370,000	370,000
Deferred income taxes	538	320
Other long-term liabilities	1,169	1,116
Commitments and contingencies
Partners’ capital:
Common unitholders – public (21,738,692 and 21,509,651 units outstanding)	548,619	581,489
Common unitholder – Valero (45,687,271 and 15,018,602 units outstanding)	(482,197)	28,430
Subordinated unitholder – Valero (0 and 28,789,989 units outstanding)	—	(313,961)
General partner – Valero (1,375,721 and 1,332,829 units outstanding)	(10,598)	(5,805)
Net investment	—	103,999
Total partners’ capital	55,824	394,152
Total liabilities and partners’ capital	$971,909	$954,106
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Operating revenues – related party	$362,619	$243,624	$129,180
Costs and expenses:
Operating expenses (a)	96,115	105,973	111,114
General and administrative expenses (b)	15,965	14,520	13,602
Depreciation expense	45,965	45,678	37,909
Total costs and expenses	158,045	166,171	162,625
Operating income (loss)	204,574	77,453	(33,445)
Other income, net	284	223	1,504
Interest and debt expense, net of capitalized interest (c)	(14,915)	(6,113)	(872)
Income (loss) before income taxes	189,943	71,563	(32,813)
Income tax expense	1,112	251	548
Net income (loss)	188,831	71,312	(33,361)
Less: Net loss attributable to Predecessor	(15,422)	(60,566)	(92,642)
Net income attributable to partners	204,253	131,878	59,281
Less: General partner’s interest in net income	23,553	6,069	1,379
Limited partners’ interest in net income	$180,700	$125,809	$57,902

Net income per limited partner unit – basic and diluted:
Common units	$2.85	$2.12	$1.01
Subordinated units	$2.38	$2.07	$1.01

Weighted-average limited partner units outstanding:
Common units – basic	48,817	31,222	28,790
Common units – diluted	48,817	31,222	28,791
Subordinated units – basic and diluted	17,463	28,790	28,790

Cash distribution declared per unit	$1.4965	$1.1975	$0.9410

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(a) Operating expenses – related party	$61,649	$55,649	$45,432
(b) General and administrative expenses – related party	$12,539	$11,695	$11,141
(c) Interest and debt expense – related party	$6,608	$3,190	$—
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2013	$369,825	$75,998	$189,601	$6,167	$470,107	$1,111,698
Net income (loss):
Attributable to Predecessor	—	—	—	—	(92,642)	(92,642)
Attributable to partners	17,346	11,605	28,951	1,379	—	59,281
Net transfers from Valero Energy Corporation	—	—	—	—	187,026	187,026
Allocation of Valero Energy Corporation’s net investment in the Texas Crude Systems Business	—	22,276	55,572	2,268	(80,116)	—
Consideration paid to Valero Energy Corporation for the Texas Crude Systems Business	—	(42,818)	(106,822)	(4,360)	—	(154,000)
Cash distributions to unitholders and distribution equivalent right payments	(12,285)	(8,217)	(20,498)	(837)	—	(41,837)
Unit-based compensation	68	—	—	—	—	68
Balance as of December 31, 2014	374,954	58,844	146,804	4,617	484,375	1,069,594
Net income (loss):
Attributable to Predecessor	—	—	—	—	(60,566)	(60,566)
Attributable to partners	37,183	28,548	60,078	6,069	—	131,878
Net transfers from Valero Energy Corporation	—	—	—	—	70,334	70,334
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	111,433	267,700	11,011	(390,144)	—
Consideration paid to Valero Energy Corporation for acquisitions	—	(330,539)	(773,685)	(31,996)	—	(1,136,220)
Units issued to Valero Energy Corporation in connection with acquisitions	—	166,600	—	3,400	—	170,000
Units issued in public offering	188,915	—	—	4,011	—	192,926
Noncash capital contributions from Valero Energy Corporation	—	8,898	18,063	787	—	27,748
Cash distributions to unitholders and distribution equivalent right payments	(19,736)	(15,354)	(32,921)	(3,704)	—	(71,715)
Unit-based compensation	173	—	—	—	—	173
Balance as of December 31, 2015	581,489	28,430	(313,961)	(5,805)	103,999	394,152
Net income (loss):
Attributable to Predecessor	—	—	—	—	(15,422)	(15,422)
Attributable to partners	58,688	76,690	45,322	23,553	—	204,253
Net transfers from Valero Energy Corporation	—	—	—	—	15,030	15,030
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	67,800	32,758	3,049	(103,607)	—
Consideration paid to Valero Energy Corporation for acquisitions	—	(397,859)	(153,067)	(14,074)	—	(565,000)
Units issued to Valero Energy Corporation in connection with acquisitions	—	83,300	—	1,700	—	85,000
Conversion of subordinated units	—	(406,374)	406,374	—	—	—
Units issued in public offering	11,091	—	—	198	—	11,289
Transfers to (from) partners	(72,452)	76,584	—	(4,132)	—	—
Noncash capital contributions from Valero Energy Corporation	—	22,730	12,084	918	—	35,732
Cash distributions to unitholders and distribution equivalent right payments	(30,393)	(33,498)	(29,510)	(16,005)	—	(109,406)
Unit-based compensation	196	—	—	—	—	196
Balance as of December 31, 2016	$548,619	$(482,197)	$—	$(10,598)	$—	$55,824
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$188,831	$71,312	$(33,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	45,965	45,678	37,909
Deferred income tax expense (benefit)	408	(228)	43
Changes in current assets and current liabilities	(5,956)	(8,973)	(1,318)
Changes in deferred charges and credits and other operating activities, net	646	587	(34)
Net cash provided by operating activities	229,894	108,376	3,239
Cash flows from investing activities:
Capital expenditures	(23,156)	(38,109)	(121,880)
Acquisitions from Valero Energy Corporation	(103,607)	(390,144)	(80,116)
Other investing activities, net	31	82	54
Net cash used in investing activities	(126,732)	(428,171)	(201,942)
Cash flows from financing activities:
Proceeds from debt borrowings	349,000	200,000	—
Proceeds from issuances of senior notes	499,795	—	—
Proceeds from notes payable to related party	—	555,000	—
Repayments of debt and capital lease obligations	(494,913)	(26,200)	(1,048)
Repayment of note payable to related party	—	(185,000)	—
Payment of debt issuance costs	(4,462)	(2,322)	(1,071)
Proceeds from issuance of common units	9,724	189,683	—
Proceeds from issuance of general partner units	198	4,011	—
Payment of offering costs	(883)	(666)	(3,223)
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	(376,393)	(576,076)	(73,884)
Cash distributions to unitholders and distribution equivalent right payments	(109,406)	(71,715)	(41,837)
Net transfers from Valero Energy Corporation	14,886	77,284	181,227
Net cash provided by (used in) financing activities	(112,454)	163,999	60,164
Net decrease in cash and cash equivalents	(9,292)	(155,796)	(138,539)
Cash and cash equivalents at beginning of year	80,783	236,579	375,118
Cash and cash equivalents at end of year	$71,491	$80,783	$236,579
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICES
Description of Business
As used in this report, the terms “Partnership,” “we,” “us,” or “our” may refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner. We are a master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets. Since our initial public offering (IPO) in December 2013, we have acquired businesses from Valero, as further discussed in Note 2. Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries. We generate operating revenues by providing fee-based transportation and terminaling services to Valero.
Basis of Presentation
These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements have been retrospectively adjusted to include the historical financial position and results of operations of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business for all periods as previously presented in our 2015 Form 10-K filed with the SEC on February 26, 2016, and as modified by our Current Reports on Form 8-K filed with the SEC on August 4, 2016 and November 8, 2016, respectively.
The acquisitions from Valero were accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, we recorded these acquisitions on our balance sheet at Valero’s carrying value as of the beginning of the period of transfer, and we retrospectively adjusted prior period financial statements and financial information to furnish comparative information. We refer to the historical results of the transferred assets prior to their transfer to us as those of our “Predecessor.”
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial information presented for the periods after the effective dates of each acquisition represents the consolidated financial position, results of operations, and cash flows of the Partnership.
Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of the Partnership, our subsidiaries, and our Predecessor. All intercompany accounts and transactions have been eliminated.
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
Property and Equipment
The cost of property and equipment purchased or constructed, including betterments of property assets, is capitalized. However, the cost of repairs and normal maintenance of property and equipment is expensed when incurred. Betterments of property and equipment are those that extend the useful lives of the property and equipment or improve the safety of our operations. The cost of property and equipment constructed includes interest and certain overhead costs allocable to the construction activities. Property and equipment also includes our undivided interest in certain assets.
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
Revenue Recognition
Our operating revenues are generated from the transportation of crude oil and refined petroleum products through our pipelines and terminals at contractual tariff rates. Operating revenues are recognized upon completion of the transportation service.
As further described in Note 3, our commercial agreements (defined in Note 3) with Valero contain minimum volume commitment requirements. Under these agreements, if Valero fails to transport its minimum throughput volumes during any quarter, then Valero will pay us a deficiency payment equal to the volume of the deficiency multiplied by the tariff rate then in effect. Valero may apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline and terminal systems in excess of its minimum volume commitment during the following four quarters under the terms of the applicable commercial agreement. The deficiency payments are initially recorded as deferred revenue from related party. We recognize operating revenues for the deficiency payments when credits are used for volumes transported in excess of minimum volume commitments or when we determine that it is not probable that Valero will transport volumes in excess of the minimum volume commitments prior to the expiration of the

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credits. However, any remaining unused credits are recognized as operating revenues no later than the expiration of the applicable four-quarter period. The use or recognition of the credits is a reduction to deferred revenue from related party.
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
Net Income per Limited Partner Unit
Basic and diluted net income per limited partner unit is determined pursuant to the two-class method for master limited partnerships as further described in Note 9.
Comprehensive Income
We have not reported comprehensive income due to the absence of items of other comprehensive income in the years presented.
Segment Reporting
Our operations consist of one reportable segment. All of our operations are conducted and all of our assets are located in the U.S.
Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, payables, debt, and capital lease obligations. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 15.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard under Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We recently completed our evaluation of the provisions of this standard and concluded that our adoption of the standard will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. As described in our revenue recognition policy, our revenues are generated from the transportation of crude oil and refined petroleum products through our pipelines and terminals. These revenues are based on the volume (barrels) of crude oil and refined petroleum products transported at contracted rates per barrel, and we recognize these revenues upon completion of the transportation service, which is the point when our performance obligation is fulfilled. As also described in our revenue recognition policy, certain of our commercial agreements are considered operating leases under U.S. GAAP. The scope of the new standard does not extend to revenues generated by lease arrangements; therefore, lease revenues generated by us will continue to be accounted for under existing accounting standards and be reflected in a separate revenue line item on our statement of income. We will adopt the new standard effective January 1, 2018, and we expect to use the modified retrospective method of adoption as permitted by the standard. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We do not, however, expect to make such an adjustment to partners’ capital.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall (Subtopic 825-10),” to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this ASU effective January 1, 2017 will not affect our financial position or results of operations, but will result in revised disclosures.
In February 2016, the FASB issued a new accounting standard under ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We anticipate adopting the new standard on January 1, 2019. We recently completed our evaluation of the provisions of this standard, and a multi-disciplined implementation team has gained an understanding of the standard’s accounting and disclosure provisions. This team is developing enhanced contracting and lease evaluation processes and information systems to support such processes, as well as new and enhanced accounting systems to account for our leases and support the required disclosures. We continue to evaluate the effect that adopting this standard will have on our financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes, and outputs.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. Due to its application to future acquisitions and disposals, the adoption of this ASU effective January 1, 2018 will not have any immediate effect on our financial position or results of operations.

2.	ACQUISITIONS
In connection with our acquisitions from Valero, we entered into various agreements with Valero related to the acquisition agreements, including an amended and restated omnibus agreement, an amended and restated services and secondment agreement, lease agreements, and additional schedules to our commercial agreements. See Note 3 for a summary of the terms of these agreements. Prior period financial statements have been retrospectively adjusted to include the historical financial position and results of operations of the businesses acquired from Valero prior to the effective date of each acquisition, as if we owned these acquired businesses for all periods presented as further described in Note 1.
Acquisition in 2014
Texas Crude Systems Business
Effective July 1, 2014, we acquired from Valero certain assets engaged in the business of transporting, terminaling, and storing crude oil and refined petroleum products through various pipeline and terminal systems that compose the McKee crude system (supporting Valero’s McKee Refinery), the Three Rivers crude system (supporting Valero’s Three Rivers Refinery), and the Wynnewood products system (supporting Valero’s Ardmore Refinery) for total cash consideration of $154.0 million.
Acquisitions in 2015
Houston and St. Charles Terminal Services Business
Effective March 1, 2015, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston and St. Charles Refineries for total consideration of $671.2 million, which consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units and 38,941 general partner units to Valero having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement with Valero. See Note 5 for further discussion of the borrowings under our revolving credit facility and subordinated credit agreement.
Corpus Christi Terminal Services Business
Effective October 1, 2015, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products at terminals supporting Valero’s Corpus Christi East and West Refineries for total consideration of $465.0 million, which consisted of (i) a cash distribution of $395.0 million and (ii) the issuance of 1,570,513 common units and 32,051 general partner units to Valero having an aggregate value of $70.0 million. We funded the cash distribution to Valero with $395.0 million of proceeds from a subordinated credit agreement with Valero. See Note 5 for further discussion of the borrowings under our subordinated credit agreement.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions in 2016
McKee Terminal Services Business
Effective April 1, 2016, we acquired from Valero a subsidiary that owns and operates a crude oil, intermediates, and refined petroleum products terminal supporting Valero’s McKee Refinery for total consideration of $240.0 million, which consisted of (i) a cash distribution to Valero of $204.0 million and (ii) the issuance of 728,775 common units and 14,873 general partner units to Valero having an aggregate value of $36.0 million. We funded the cash distribution with $65.0 million of our cash on hand and $139.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility.
Meraux and Three Rivers Terminal Services Business
Effective September 1, 2016, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Meraux and Three Rivers Refineries for total consideration of $325.0 million which consisted of (i) a cash distribution of $276.0 million and (ii) the issuance of 1,149,905 common units and 23,467 general partner units to Valero having an aggregate value of $49.0 million. We funded the cash distribution with $66.0 million of our cash on hand and $210.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility.
Acquisition in 2017
Red River Pipeline
Effective January 18, 2017, we acquired a 40 percent undivided interest in the newly constructed Hewitt segment of Plains All American Pipeline L.P.’s (Plains) Red River pipeline (the Hewitt segment) for total cash consideration of $71.6 million. The Hewitt segment consists of a 138-mile, 16-inch crude oil pipeline with 150,000 barrels per day of throughput capacity that originates at Plains Marketing L.P.’s Cushing, Oklahoma terminal and ends at Hewitt Station in Hewitt, Oklahoma. The acquisition also includes a 40 percent undivided interest in two 150,000 shell barrel capacity tanks located at Hewitt Station that is dedicated to us. We retain a right to participate in any future expansions of the pipeline. The pipeline, which is operated by Plains, began supplying crude oil to Valero’s refinery in Ardmore, Oklahoma in January 2017. We funded this acquisition with available cash on hand.
Concurrent with this acquisition, we entered into a 10-year throughput agreement with Valero that provides Valero an option to renew for one additional five-year term, unless terminated by Valero upon at least 180 days’ prior written notice before the end of the initial term, and contains minimum throughput requirements and inflation escalators.

3.	RELATED-PARTY AGREEMENTS AND TRANSACTIONS
Predecessor Transactions
Our Predecessor was part of the consolidated operations of Valero and all of our operating revenues were derived from transactions with Valero. The crude oil and refined petroleum products pipeline transportation

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and terminaling services we provided to Valero were settled through net parent investment, and payables and receivables related to these transactions were included as a component of net investment.
Prior to the effective dates of each acquisition from Valero, our operating and general and administrative expenses included charges to our Predecessor for the management of our operations and the allocation of certain overhead and shared services expenses by Valero. These charges and allocations included such items as management oversight, information technology, legal, human resources, and other financial and administrative services. These allocations do not fully reflect the expenses that would have been incurred had we been a stand-alone limited partnership. Our management believes the charges allocated to our Predecessor were a reasonable reflection of the utilization of services provided, but they cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not have existed.
Agreements with Valero
Commercial Agreements
We have a master transportation services agreement and a master terminal services agreement (collectively, the commercial agreements) with Valero. Under these commercial agreements, we provide transportation and terminaling services to Valero and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. In connection with the IPO and the acquisitions from Valero, we entered into schedules under these commercial agreements. Each schedule generally has an initial term of ten years, provides Valero an option to renew for one additional five-year term, and contains minimum throughput requirements and inflation escalators.
Amended and Restated Omnibus Agreement
We have an amended and restated omnibus agreement with Valero, certain of its subsidiaries, and our general partner that addresses our payment of an annual administrative fee and our obligation to reimburse Valero for certain direct or allocated costs and expenses incurred by Valero on our behalf. This agreement also addresses, but is not limited to, indemnification rights of Valero and us for certain environmental and other liabilities related to our assets. As of December 31, 2016, the annual administrative fee, which has increased in connection with each acquisition from Valero, was $12.5 million.
So long as Valero controls our general partner, the amended and restated omnibus agreement will remain in full force and effect. If Valero ceases to control our general partner, either party may terminate the amended and restated omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.
Amended and Restated Services and Secondment Agreement
Under the terms of an amended and restated services and secondment agreement, including its amended and restated exhibits, employees of Valero are seconded to our general partner to provide operational and maintenance services for certain of our pipelines and terminals, and we reimburse our general partner for these costs. During their period of secondment, the seconded employees are under the management and supervision of our general partner.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This agreement has an initial term of ten years from the Service Date (as described in the agreement) with respect to each acquisition and will automatically extend for successive renewal terms of one year each, unless terminated by either party upon at least 30 days’ prior written notice before the end of the initial term or any renewal term. In addition, our general partner may terminate the agreement or reduce the level of services under the agreement at any time upon 30 days’ prior written notice.
Tax Sharing Agreement
Under our tax sharing agreement with Valero, we are required to reimburse Valero for our share of state and local income and other taxes incurred by Valero as a result of our tax items and attributes being included in a combined or consolidated state tax return filed by Valero with respect to taxable periods including or beginning on or after the closing date of the IPO. The amount of any such reimbursement will be limited to any entity-level tax that we would have paid directly had we not been included in a combined group with Valero. While Valero may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax, we are nevertheless required to reimburse Valero for the tax we would have owed had the attributes not been available or used for our benefit, even though Valero had no cash expense for that period.
Lease Agreements
We have lease agreements with Valero with respect to the land on which certain terminals are located. Generally, each lease agreement has an initial term of ten years with four automatic successive renewal periods of five years each. Either party may terminate each lease agreement after the initial term by providing written notice. We also have a ground lease agreement with an initial term of twenty years and no renewal periods. Initial base rent under these lease agreements is subject to annual inflation escalators and we are required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises. See Note 7 for further discussion about our lease commitments with Valero.
Subordinated Credit Agreements
We have subordinated credit agreements with Valero as further described in Note 5.
Summary of Transactions
Receivables from related party consist of the following (in thousands):

	December 31,
	2016	2015
Trade receivables – related party	$36,889	$26,103
Due to related party	(7,348)	(8,015)
Receivables from related party	$29,541	$18,088
The amounts shown in our balance sheets as “deferred revenue from related party” represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under certain schedules of our commercial agreements.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of our operating revenues are generated by providing services to Valero under our commercial agreements with Valero. The cost of services provided to us by Valero, including the cost of financing provided to us by Valero in connection with certain of the acquisitions as more fully described in Notes 2 and 5, are reflected in the supplemental information disclosure on our statements of income.
Net Investment
The following is a reconciliation of the amounts presented as net transfers from Valero on our statements of partners’ capital and statements of cash flows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Net transfers from Valero per statements of partners’ capital	$15,030	$70,334	$187,026
Less: Noncash transfers from (to) Valero	144	(6,950)	5,799
Net transfers from Valero per statements of cash flows	$14,886	$77,284	$181,227
See Note 14 for additional information related to our noncash transfers from (to) Valero.
Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of the “receivables from related party” were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.
Operating Leases – Lessor
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. These lease revenues are recorded within “operating revenues – related party” in our statements of income. The components of our lease revenues are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Minimum rental revenues	$232,211	$128,468	$16,806
Contingent rental revenues	41,519	22,949	5,520
Total lease revenues	$273,730	$151,417	$22,326

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, future minimum rentals to be received related to these noncancelable commercial agreements were as follows (in thousands):

2017	$270,603
2018	270,603
2019	270,603
2020	271,344
2021	270,603
Thereafter	2,299,322
Total minimum rental payments	$3,653,078

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	PROPERTY AND EQUIPMENT
Our property and equipment includes non-leased assets and assets under operating leases for which we are the lessor under U.S. GAAP. Certain assets acquired from Valero that were initially classified as non-leased assets are reclassified to assets under operating leases subsequent to the effective dates of each acquisition, in connection with entering into schedules under our commercial agreements with Valero that are considered operating leases (see Note 3).
Major classes of property and equipment consisted of the following (in thousands):

	December 31, 2016
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	4,672
Pipelines and related assets	224,656	47,366	272,022
Terminals and related assets	112,614	793,765	906,379
Other	9,538	—	9,538
Construction in progress	23,677	—	23,677
Property and equipment, at cost	375,157	841,131	1,216,288
Accumulated depreciation	(115,538)	(235,670)	(351,208)
Property and equipment, net	$259,619	$605,461	$865,080

	December 31, 2015
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	4,672
Pipelines and related assets	228,586	46,739	275,325
Terminals and related assets	276,263	580,194	856,457
Other	9,352	—	9,352
Construction in progress	31,037	—	31,037
Property and equipment, at cost	549,910	626,933	1,176,843
Accumulated depreciation	(180,543)	(145,019)	(325,562)
Property and equipment, net	$369,367	$481,914	$851,281
During 2016, the capital lease agreements, under which our pipeline assets were held, expired and were replaced with operating lease agreements. As of December 31, 2015, cost and accumulated amortization of our pipeline assets held under capital lease agreements was $14.9 million and $14.1 million, respectively.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	DEBT, CAPITAL LEASE OBLIGATIONS, AND NOTES PAYABLE TO RELATED PARTY
Debt and Capital Lease Obligations
Debt, at stated values, and capital lease obligations consisted of the following (in thousands):

	Final Maturity	December 31,
		2016	2015
Revolving credit facility	2020	$30,000	$175,000
Senior Notes, 4.375%	2026	500,000	—
Net unamortized discount and debt issuance costs		(4,645)	—
Total debt		525,355	175,000
Capital lease obligations, including unamortized fair value adjustment		—	1,159
Total debt and capital lease obligations		525,355	176,159
Less: Current portion		—	(913)
Debt and capital lease obligations, less current portion		$525,355	$175,246
Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million.
Outstanding borrowings under the Revolver bear interest, at our option, at either (a) the adjusted LIBO rate (as described in the Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as described in the Revolver) plus the applicable margin. The Revolver also requires payments for customary fees, including commitment fees, letter of credit participation fees, and administrative agent fees. As of December 31, 2016, the variable rate was 2.3125 percent. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date.
The Revolver contains certain restrictive covenants, including a covenant that requires us to maintain a ratio of total debt to EBITDA (as defined in the Revolver) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). The Revolver contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for an agreement of this type that could, among other things, limit our ability to pay distributions to our unitholders. As a result of the Partnership obtaining an investment grade rating with respect to the issuance of its senior notes (described below) in December 2016, our directly owned subsidiary, Valero Partners Operating Co. LLC, was released of its guarantee under the Revolver.
During the year ended December 31, 2016, we borrowed $139.0 million and $210.0 million under the Revolver in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Rivers Terminal Services Business, respectively, as described in Note 2, and repaid $494.0 million under the Revolver from proceeds received on the issuance of the senior notes described below.
During the year ended December 31, 2015, we borrowed $200.0 million under the Revolver in connection with the acquisition of the Houston and St. Charles Terminal Services Business as described in Note 2, and we repaid $25.0 million under the Revolver.
During the year ended December 31, 2014, we made no borrowings or repayments under the Revolver.
As of December 31, 2016 and 2015, we had $30.0 million and $175.0 million of borrowings outstanding, respectively, and no letters of credit outstanding under the Revolver.
During the year ended December 31, 2016, we incurred no debt issuance costs in connection with the Revolver. During the year ended December 31, 2015, we incurred $2.3 million of debt issuance costs in connection with the Revolver.
Senior Notes
During the year ended December 31, 2016, we issued in a public offering $500.0 million aggregate principal amount of our 4.375 percent Senior Notes due December 15, 2026 (Senior Notes). Gross proceeds from this debt issuance totaled $499.8 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. Interest is payable semi-annually on June 15 and December 15, commencing on June 15, 2017.
The Senior Notes are unsecured and contain various customary restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to create or permit to exist liens, or to enter into any sale and leaseback transactions, with respect to principal properties, and limit our ability to merge or consolidate with any other entity or transfer or dispose of all or substantially all of our assets. These covenants will be subject to a number of important qualifications and limitations. The Senior Notes are not currently guaranteed by any of our subsidiaries. If in the future any of our subsidiaries becomes a borrower or guarantor under, or grants any lien to secure any obligations pursuant to, the Revolver, then we will cause such subsidiary to guarantee the Senior Notes.
Notes Payable to Related Party
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million (collectively, the loans) to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 2. The loans mature on March 1 and October 1, 2020, respectively, and may be prepaid at any time without penalty. We are not permitted to reborrow amounts. The loans bear interest at the LIBO Rate (as defined in the Loan Agreements) plus the applicable margin. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreements) and on each maturity date. As a result of obtaining an investment grade rating with respect to the issuance of our Senior Notes in December 2016, our directly owned subsidiary, Valero Partners Operating Co. LLC, was released of its guarantee under the Loan Agreements. As of December 31, 2016, the interest rate on each of the loans was 2.27 percent.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The payment of amounts owed under the Loan Agreements are subordinated to our obligations under our Revolver with third-party lenders and our Senior Notes. The Loan Agreements contain customary terms regarding covenants, representations, default, and remedies, including covenants that limit the creation of liens, the incurrence of debt by us or our subsidiaries, the payment of distributions, and the entry into securitization transactions, sale/leaseback transactions, certain restrictive agreements, consolidations, mergers, and the sale of all or substantially all of our assets. The Loan Agreements also include covenants that require, as of the last day of each fiscal quarter, the ratio of Consolidated Total Debt (as defined in the Loan Agreements) to Consolidated EBITDA (as defined in the Loan Agreements) for the four-quarter period ending on such day not to exceed 5.0 to 1.0 (or 5.5 to 1.0 during a specified acquisition period).
During the year ended December 31, 2016, we made no repayments under the loans. During the year ended December 31, 2015, we paid down $185.0 million under one of the loans maturing on October 1, 2020. As of December 31, 2016 and 2015, we had $370.0 million outstanding under the loans.
Other Disclosures
Interest and debt expense, net of capitalized interest is comprised as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest and debt expense incurred	$14,997	$6,144	$872
Less: Capitalized interest	82	31	—
Interest and debt expense, net of capitalized interest	$14,915	$6,113	$872
Principal maturities of our debt obligations and notes payable to related party as of December 31, 2016 were $400.0 million in 2020 and $500.0 million in 2026.
Accrued interest on our debt obligations and notes payable to related party totaled $1.3 million and $0.7 million as of December 31, 2016 and 2015, respectively.

6.	ASSET RETIREMENT OBLIGATIONS
We have asset retirement obligations with respect to certain of our leased pipelines and terminals that require us to perform under law or contract once the asset is retired from service, and we have recognized obligations to restore these leased properties to substantially the same condition as when such property was delivered to us or to its improved condition as prescribed by the lease agreements. With respect to all other property and equipment, it is our practice and current intent to maintain these other property assets and continue to make improvements as warranted. As a result, we believe that these other property assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these other property assets as of December 31, 2016 and 2015. We will recognize a liability at such time when sufficient information exists to estimate a range of potential settlement dates that is needed to employ a present value technique to estimate fair value.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in our asset retirement obligations were as follows (in thousands):

	December 31,
	2016	2015	2014
Balance as of beginning of year	$1,021	$975	$931
Accretion expense	48	46	44
Balance as of end of year	$1,069	$1,021	$975
We do not expect any short-term spending and, as a result, there is no current liability reported for asset retirement obligations as of December 31, 2016 and 2015. Accretion expense is reflected in depreciation expense.
There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

7.	COMMITMENTS AND CONTINGENCIES
Operating Leases – Lessee
We have long-term operating lease commitments for pipelines and land used in the terminaling and transportation of crude oil and refined petroleum products. Certain leases contain escalation clauses and renewal options that allow for the same rental payment over the lease term or a revised rental payment based on fair rental value or negotiated value. Currently, our ground lease with Valero does not contain a renewal option. We expect our leases will be renewed or replaced by other leases in the normal course of business.
As of December 31, 2016, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

	Agreements With
	Related Party	Others	Total
2017	$9,743	$1,112	$10,855
2018	9,744	1,068	10,812
2019	9,744	1,052	10,796
2020	9,745	1,052	10,797
2021	9,745	1,047	10,792
Thereafter	220,674	25,362	246,036
Total minimum rental payments	$269,395	$30,693	$300,088

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum rental expenses for all operating leases are shown in the following table (in thousands). Contingent rental expense for all operating leases was immaterial.

	Year Ended December 31,
	2016	2015	2014
Minimum rental expenses – related party	$8,946	$5,803	$37
Minimum rental expenses	815	1,327	1,404
Total minimum rental expenses	$9,761	$7,130	$1,441
Purchase Obligations
We have purchase obligations under our amended and restated omnibus agreement and our amended and restated services and secondment agreement with Valero. See Note 3 for additional information regarding our agreements with Valero. Our purchase obligations are determined based on contractual, fixed-rate fees for periods that are reasonably assured based on current market conditions. None of these obligations are associated with suppliers’ financing arrangements. These purchase obligations are not reflected as liabilities.
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
Our partnership agreement prescribes the amount and priority of cash distributions that the limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The following table summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
December 31, 2016	$0.4065	$34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015
September 30, 2014	0.2400	14,102	October 14, 2014	October 31, 2014	November 12, 2014
June 30, 2014	0.2225	13,074	July 15, 2014	August 1, 2014	August 13, 2014
March 31, 2014	0.2125	12,487	April 17, 2014	May 1, 2014	May 14, 2014
December 31, 2013 (a)	0.0370	2,174	January 20, 2014	January 31, 2014	February 12, 2014

(a) This quarterly distribution reflects the pro rata portion of the minimum quarterly distribution rate of $0.2125 for the partial quarter beginning December 16, 2013 and ending December 31, 2013.
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments (see Notes 9 and 11 for a description of DERs) applicable to the period in which the distributions and DERs were earned (in thousands):

	Year Ended December 31,
	2016	2015	2014
General partner’s distributions:
General partner’s distributions	$2,294	$1,572	$1,110
General partner’s incentive distribution rights (IDRs)	19,354	3,431	194
Total general partner’s distributions	21,648	5,003	1,304
Limited partners’ distributions:
Common – public	32,362	22,016	16,232
Common – Valero	47,263	17,090	10,859
Subordinated – Valero	20,297	34,476	27,091
Total limited partners’ distributions	99,922	73,582	54,182
DERs	20	12	6
Total cash distributions, including DERs	$121,590	$78,597	$55,492

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	NET INCOME PER LIMITED PARTNER UNIT
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the years ended December 31, 2016 and 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the years ended December 31, 2016 and 2015.
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The subordinated units were only allocated earnings generated by us through the conversion date. See Note 10 for further discussion of the conversion of subordinated units.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$2,294	$79,625	$20,297	$—	$102,216
General partner’s IDRs	19,354	—	—	—	19,354
DERs	—	—	—	20	20
Distributions and DERs declared	21,648	79,625	20,297	20	121,590
Undistributed earnings	1,905	59,452	21,289	17	82,663
Net income available to limited partners – basic and diluted	$23,553	$139,077	$41,586	$37	$204,253

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		48,817	17,463

Net income per limited partner unit – basic and diluted		$2.85	$2.38

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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2014
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,110	$27,091	$27,091	$—	$55,292
General partner’s IDRs	194	—	—	—	194
DERs	—	—	—	6	6
Distributions and DERs declared	1,304	27,091	27,091	6	55,492
Undistributed earnings	75	1,857	1,857	—	3,789
Net income available to limited partners – basic	$1,379	28,948	28,948	$6	$59,281
Add: DERs		6	—
Net income available to limited partners – diluted		$28,954	$28,948

Net income per limited partner unit – basic:
Weighted-average units outstanding		28,790	28,790

Net income per limited partner unit – basic		$1.01	$1.01

Net income per limited partner unit – diluted:
Weighted-average units outstanding		28,790	28,790
Common equivalent units for restricted units		1	—
Weighted-average units outstanding – diluted		28,791	28,790

Net income per limited partner unit – diluted		$1.01	$1.01

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	PARTNERS’ CAPITAL
Unit Activity
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2013	17,250,000	11,539,989	28,789,989	1,175,102	58,755,080
Unit-based compensation	5,208	—	—	—	5,208
Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with acquisitions (see Note 2)	—	3,478,613	—	70,992	3,549,605
Units issued in public offering	4,250,000	—	—	—	4,250,000
General partner units issued to maintain 2% interest	—	—	—	86,735	86,735
Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation (see Note 11)	5,958	—	—	—	5,958
Units issued in connection with acquisitions (see Note 2)	—	1,878,680	—	38,340	1,917,020
Conversion of subordinated units	—	28,789,989	(28,789,989)	—	—
Units issued under ATM program	223,083	—	—	—	223,083
General partner units issued to maintain 2% interest	—	—	—	4,552	4,552
Balance as of December 31, 2016	21,738,692	45,687,271	—	1,375,721	68,801,684
ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During 2016, we issued 223,083 common units under our ATM Program and received proceeds of $9.6 million (net of $107,000 of expenses with respect to the sales of these units).
Concurrent with the issuance of common units under our ATM Program during the year ended December 31, 2016, our general partner contributed $198,000 in exchange for 4,552 general partner units to maintain its 2.0 percent general partner interest in the Partnership.
In January 2017, we issued 38,623 units that were sold in late December 2016. As a result, we had a receivable for $1.7 million (net of $17,000 of expenses with respect to the sales of these units) as of December 31, 2016 for which the cash was received by January 5, 2017.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2015 Offering
On November 24, 2015, we completed a public offering (the 2015 offering) of 4,250,000 of our common units at a price of $46.25 per unit and received gross proceeds of $196.6 million. After deducting the underwriting discount and other offering costs totaling $7.7 million, our net proceeds were $188.9 million.
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
Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us. The transactions that resulted in transfers to (from) partners include the issuance of equity to Valero in connection with our acquisition of the Meraux and Three Rivers Terminal Services Business on September 1, 2016 and the issuance of equity under our ATM Program during 2016.

11.	UNIT-BASED COMPENSATION
Our general partner maintains the Valero Energy Partners LP 2013 Incentive Compensation Plan (2013 ICP) under which various unit and unit-based awards may be granted to employees and non-employee directors. Awards under the 2013 ICP may include, but are not limited to, options to purchase common units, performance awards that vest upon the achievement of an objective performance goal, unit appreciation rights, and restricted units that vest over a period determined by the plan. The 2013 ICP was approved by the board of directors and the sole member of our general partner on November 26, 2013. As of December 31, 2016, 2,984,391 common units were available to be awarded under the 2013 ICP.
Restricted Units
Restricted units have been granted to each of our three independent directors (i.e., participants) in tandem with an equal member of DERs. The restricted units vest in accordance with individual written agreements between the participants and us, usually in equal one-third increments on each anniversary of the restricted units’ grant date. The DERs entitle the participant to a cash payment equal to the cash distribution per unit paid on our outstanding common units and is paid to the participant in cash as of each record payment date during the period the restricted units are outstanding.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our restricted units is presented in the table below:

	Number of Units	Weighted- Average Grant-Date Fair Value Per Unit
Nonvested units as of January 1, 2016	9,651	$37.32
Granted	5,958	45.34
Vested	(1,482)	40.54
Nonvested units as of December 31, 2016	14,127	40.36
Compensation expense associated with these restricted units was $196,000, $173,000, and $68,000 for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $261,000 of unrecognized compensation cost related to outstanding unvested restricted units that is expected to be recognized over a weighted-average period of approximately two years.
The following table reflects activity related to our restricted units (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Weighted-average grant-date fair value per share of restricted units granted	$45.34	$40.54	$34.58
Fair value of restricted units vested	73	—	—
On January 5, 2017, a grant of 1,999 restricted units was made to each of our three independent directors for a total of 5,997 restricted units, in tandem with an equal number of DERs. The weighted-average grant-date fair value was $45.04 per unit. These restricted units are scheduled to vest annually in equal one-third increments on each anniversary of the restricted units’ grant date.

12.	INCOME TAXES
Components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current U.S. state	$704	$479	$505
Deferred U.S. state	408	(228)	43
Income tax expense	$1,112	$251	$548
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxes computed by applying the statutory federal income tax rate (35 percent for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax at the entity level as described above.
Deferred income tax liabilities relate to the tax effects of significant temporary differences in property and equipment resulting from a change in the Texas margin tax law during 2013. This change in the tax law allows certain pipeline entities to take a depreciation deduction for purposes of computing the Texas margin tax.
As of December 31, 2016 and 2015, we had no liability reported for unrecognized tax benefits. We did not have any interest or penalties related to income taxes during the years ended December 31, 2016, 2015, and 2014.

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
Our share of pension and postretirement costs and defined contribution plan costs was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Pension and postretirement costs	$19	$54	$126
Defined contribution plan costs	15	45	111

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Decrease (increase) in current assets:
Receivables from related party	$(11,453)	$(9,589)	$2,945
Prepaid expenses and other	(365)	95	(451)
Increase (decrease) in current liabilities:
Accounts payable	586	(631)	(4,778)
Accrued liabilities	1,088	139	842
Accrued liabilities – related party	(389)	497	54
Taxes other than income taxes	1,181	511	31
Deferred revenue from related party	3,396	5	39
Changes in current assets and current liabilities	$(5,956)	$(8,973)	$(1,318)
Noncash investing and financing activities that affected recognized assets or liabilities for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Transfer (from) to Valero for:
Deferred income taxes	$(190)	$(282)	$(154)
Change in accrued capital expenditures	46	7,232	(5,645)
Capital expenditures included in accounts payable	(904)	(5,496)	(786)
Noncash capital contributions from Valero Energy Corporation for projects related to acquisitions	35,732	27,748	—
Units issued to Valero Energy Corporation in connection with acquisitions (see Note 2)	85,000	170,000	—
Offering costs included in accounts payable	—	(102)	—
Units issued under ATM program included in receivables	1,682	—	—
In addition to the activities in the above table, noncash financing activities for the year ended December 31, 2016 included:

•	the conversion of all of our outstanding subordinated units into common units having an aggregate value of $406.4 million described in Note 10; and

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
the transfers to (from) partners reflect the impact of ownership changes occurring as a result of the issuance of common units (i) to Valero for the acquisition of the Meraux and Three Rivers Terminal Services Business and (ii) under our ATM Program, described in Note 10.

The following table presents our investing and financing cash outflows in connection with the acquisitions from Valero described in Note 2 (in thousands). For each acquisition, we attributed cash consideration paid to the historical carrying value of the acquisition as an investing cash outflow and the excess purchase price paid over the carrying value of the acquisition as a financing cash outflow.

	Investing Cash Outflow	Financing Cash Outflow	Total Cash Outflow
Year ended December 31, 2016:
McKee Terminal Services Business	$51,361	$152,639	$204,000
Meraux and Three Rivers Terminal Services Business	52,246	223,754	276,000
	$103,607	$376,393	$480,000
Year ended December 31, 2015:
Houston and St. Charles Terminal Services Business	$296,109	$275,111	$571,220
Corpus Christi Terminal Services Business	94,035	300,965	395,000
	$390,144	$576,076	$966,220
Year ended December 31, 2014:
Texas Crude Systems Business	$80,116	$73,884	$154,000
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest paid	$13,873	$5,367	$899
Income taxes paid	505	441	74

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$71,491	$71,491	$80,783	$80,783
Financial liabilities:
Debt (excluding capital leases)	525,355	536,670	175,000	175,000
Notes payable to related party	370,000	370,000	370,000	370,000
The methods and significant assumptions used to estimate the fair value of these financial instruments are as follows:

•
The fair value of cash and cash equivalents approximates the carrying value due to the low level of credit risk of these assets combined with their market interest rates. The fair value measurement for cash and cash equivalents is categorized as Level 1 in the fair value hierarchy. Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.

•
The fair value of our variable rate debt and notes payable to related party approximate their carrying values as our borrowings bear interest based upon short-term floating market interest rates. The fair value of our fixed-rate Senior Notes is determined primarily using the market approach based on quoted prices provided by vendor pricing services. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize quarterly financial data for the years ended December 31, 2016 and 2015 (in thousands, except per unit amounts) as retrospectively adjusted for the acquisitions from Valero as described in Notes 1 and 2.

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues – related party	$78,767	$87,664	$92,040	$104,148
Operating income	38,604	48,042	52,538	65,390
Net income	35,780	44,545	48,707	59,799
Net income attributable to partners	43,298	49,447	51,709	59,799
Limited partners’ interest in net income	39,794	44,234	45,075	51,597
Net income per limited partner unit –
basic and diluted:
Common units	0.61	0.67	0.77	0.77
Subordinated units	0.61	0.67	0.29	—

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues – related party	$41,886	$60,245	$62,037	$79,456
Operating income	95	20,495	17,064	39,799
Net income (loss)	(269)	19,161	15,625	36,795
Net income attributable to partners	22,121	33,662	31,428	44,667
Limited partners’ interest in net income	21,269	32,305	29,816	42,419
Net income per limited partner unit –
basic and diluted:
Common units	0.37	0.54	0.51	0.69
Subordinated units	0.36	0.54	0.49	0.66

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported quarterly financial data retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business (in thousands):

	Valero Energy Partners LP (Previously Reported)	McKee Terminal Services Business	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Quarter ended March 31, 2016:
Operating income (loss)	$46,122	$(3,081)	$(4,437)	$38,604
Net income (loss)	43,298	(3,081)	(4,437)	35,780

Quarter ended June 30, 2016:
Operating income (loss)	52,944	—	(4,902)	48,042
Net income (loss)	49,447	—	(4,902)	44,545

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting
The management report on the Partnership’s internal control over financial reporting required by Item 9A appears in Item 8 on page 67 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP’s report on the Partnership’s internal control over financial reporting appears in Item 8 beginning on page 69 of this report, and is incorporated herein by reference.
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

Name	Age *	Position with Valero Energy Partners GP LLC
Joseph W. Gorder	59	Chairman of the Board and Chief Executive Officer
Richard F. Lashway	53	Director, President and Chief Operating Officer
Donna M. Titzman	53	Director, Senior Vice President, Chief Financial Officer and Treasurer
Jay D. Browning	58	Executive Vice President and General Counsel
Robert S. Beadle	67	Director
Timothy J. Fretthold	67	Director
Randall J. Larson	59	Director
R. Lane Riggs	51	Director
* as of December 31, 2016
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

Richard F. Lashway. Mr. Lashway was appointed Director, President and Chief Operating Officer of our general partner in September 2013. Mr. Lashway has 20 years of service with Valero (including with UDS) and serves as Senior Vice President of Commercial Development and Logistics Operations for the Valero family of companies where he is responsible for developing and managing logistics projects. Mr. Lashway has held critical leadership positions in the commercial and corporate development groups and has been an integral part of key transportation and logistics projects, including the initial public offering of Shamrock Logistics L.P., the predecessor to NuStar Energy L.P., and its acquisition of Kaneb Pipe Line Partners L.P. We believe that Mr. Lashway is a suitable member of the Board because of his extensive operational experience with transportation and logistics assets including his executive oversight and leadership of these assets at Valero.
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
Jay D. Browning. Mr. Browning was elected Executive Vice President and General Counsel of our general partner on February 26, 2016; he was elected Senior Vice President and General Counsel in September 2013. Mr. Browning has 22 years of service with Valero. He has served as Executive Vice President and General Counsel of Valero since 2014, and is responsible for Valero’s legal department, corporate governance, and safety and environmental affairs. He was elected Senior Vice President and General Counsel of Valero in November 2012, and previously served as Senior Vice President–Corporate Law and Secretary from 2006 to 2012. Mr. Browning was first elected as a Vice President of Valero in 2002.
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
Randall J. Larson. Mr. Larson joined the Board on December 10, 2013, and chairs the Board’s audit committee. Mr. Larson also serves on the board of directors of ONEOK, Inc. (the general partner of ONEOK Partners, L.P.) where he serves on the audit and corporate governance committees. Mr. Larson previously served as a director of the general partner of MarkWest Energy Partners, L.P. (MarkWest) from July 2011 through the date of the merger of MarkWest with and into MPLX LP on December 4, 2015, and served as a director of the general partner of Oiltanking Partners, L.P. from August 2011 to February 2014. Mr. Larson was Chief Executive Officer of the general partner of TransMontaigne Partners L.P. from September 2006 until August 2009, and its Chief Financial Officer from January 2003 until September 2006, and Controller from May 2002 to January 2003. From July 1994 to May 2002, Mr. Larson was a partner with KPMG LLP in its Silicon Valley and National (New York City) offices. From July 1992 to July 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. We believe that Mr. Larson is a suitable member of the Board because of his extensive expertise in financial, accounting, and governance matters relating to master limited partnerships.
R. Lane Riggs. Mr. Riggs joined the Board on April 14, 2014. Since May 1, 2014, he has served as Valero’s Executive Vice President–Refining Operations and Engineering. From 2011 to 2014, Mr. Riggs was Senior Vice President–Refining Operations of Valero. Prior to that, he was an officer of various Valero subsidiary companies having responsibilities for process engineering, refining operations, feedstock supply, and optimization. We believe that Mr. Riggs is a suitable member of the Board because of his extensive knowledge, experience, and management skills in the refining and related logistics businesses.
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
Our audit committee has a written charter adopted by the Board, which is available on our website at www.valeroenergypartners.com > Investor Relations > Corporate Governance > Governance Highlights > Committee Charters > Audit Committee.
Conflicts Committee
Our conflicts committee operates under the parameters set forth in our partnership agreement. Messrs. Fretthold, Beadle, and Larson are members of our conflicts committee, and Mr. Fretthold serves as chair. The conflicts committee, upon request by our general partner, determines the resolution of certain transactions that may be deemed conflicts of interest. Our partnership agreement does not require the Board to seek approval from the conflicts committee to determine the resolution of any conflict of interest between us and Valero or any other person. Members of the conflicts committee (i) may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, (ii) may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan, or similar plan implemented by the general partner or the partnership, and (iii) must meet the independence and experience standards of the NYSE and the SEC to serve on an audit committee of a board of directors.
Lead Director and Meetings of Non-Management Directors
The Board has appointed independent director Robert S. Beadle to preside at executive sessions of the non-management and independent directors of the Board. The Lead Director, working with the committee chairs, sets agendas and leads the discussion of regular meetings of directors outside the presence of management, provides feedback regarding these meetings to the Chairman of the Board, and otherwise serves as liaison between the independent directors and the Chairman. At least annually, all of the independent directors of our general partner meet in executive session without management participation or participation by non-independent directors.
Communications with the Board of Directors of Our General Partner
Unitholders or other interested parties may communicate with our Board, our independent directors, any Board committee, or the Chairman of the Board by submitting a communication in care of the Secretary of our general partner (at Valero Energy Partners LP, One Valero Way, San Antonio, Texas 78249). The envelope should be marked clearly to identify the intended recipient of the communication. The Secretary of our general partner will forward to the directors all communications that, in the Secretary’s judgment, are appropriate for consideration by the directors. Examples of communications that would not be considered appropriate include commercial solicitations.
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
Website Availability of Our Governance Documents
We post the following governance documents on our website at www.valeroenergypartners.com > Investor Relations > Corporate Governance > Governance Highlights. A printed copy of any of these documents is available to any unitholder upon request. Requests for documents must be in writing and directed to Valero Energy Partners LP, Attn: Secretary, One Valero Way, San Antonio, Texas 78249.

•	Governance Guidelines,

•	Code of Business Conduct and Ethics,

•	Code of Ethics for Senior Financial Officers, and

•	Audit Committee charter.

Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
We do not have any employees, and our general partner and our subsidiaries do not have any employees. Valero is responsible for providing and compensating the personnel necessary to conduct our operations, including the executive officers of our general partner. Under our amended and restated omnibus agreement with Valero, we pay to Valero a fixed fee to cover, among other things, the services provided to us by the executive officers of our general partner. The omnibus agreement is more fully described in Note 3 of Notes to Consolidated Financial Statements.

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
Mr. Gorder, Mr. Lashway, Mr. Browning, and Ms. Titzman devote the majority of their time to their roles at Valero, and also spend a portion of their time, as needed, managing our business and affairs. They do not receive any additional compensation for their services to our businesses or as executive officers of our general partner. Except for the fixed fee we pay to Valero under the omnibus agreement, we do not otherwise pay or reimburse any compensation amounts to or for our NEOs. Each is eligible to receive grants of unit-based awards under our incentive compensation plan, but none has to date received any awards under the plan. Our incentive compensation plan is discussed below under “—Our Incentive Compensation Plan.”
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
Summary Compensation Table
Except for the fixed management fee we paid to Valero under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2016.

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
Severance Arrangements
Valero has entered into change-of-control severance agreements with certain executives, including Mr. Gorder, Mr. Riggs, Mr. Browning, Ms. Titzman, and Mr. Lashway. The agreements are intended to assure the continued objectivity and availability of the officers in the event of any merger or acquisition activity that may threaten the job security of Valero executives. If a change of control occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the named executive officers’ terms and conditions of employment will not be adversely changed during the three-year period after a change of control. Under the agreements, if an officer’s employment is terminated for “cause,” the officer will not receive any benefits or compensation other than any accrued salary or vacation pay that remained unpaid through the date of termination.
Our Incentive Compensation Plan
Our general partner adopted the Valero Energy Partners LP 2013 Incentive Compensation Plan (ICP) for directors and officers of our general partner or its affiliates and certain others who may perform services for us. The ICP has been approved by the sole member of our general partner. Our general partner may grant long-term unit-based awards to participants under the ICP. Awards under the plan are intended to compensate participants based on the performance of our common units and to align the participants’ long-term interests with those of our unit holders. We are responsible for the cost of awards granted under the ICP. All determinations with respect to awards to be made under the ICP will be made by the Board or any committee thereof established for such purpose. No awards under the ICP were made to our NEOs in 2016. Grants of restricted common units were made to our independent directors in 2016 (as described below under the caption, “Compensation of Our Directors”).
DIRECTOR COMPENSATION
This table summarizes compensation paid to our directors during the year ended December 31, 2016.

	Fees Earned or Paid in Cash	Unit Awards (1)	Other Income (3)	Total
Robert S. Beadle	$75,000	$90,045	$—	$165,045
Timothy J. Fretthold	75,000	90,045	11,769	176,814
Joseph W. Gorder	—	—	—	(2)
Randall J. Larson	75,000	90,045	—	165,045
Richard F. Lashway	—	—	—	(2)
R. Lane Riggs	—	—	—	(2)
Donna M. Titzman	—	—	—	(2)
Footnotes to Director Compensation table:

(1)
The amounts shown represent the grant date fair value of awards granted in 2016, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation–Stock Compensation (FASB ASC Topic 718). In 2016, each of our independent directors who was serving on the Board on January 14, 2016, received a grant of 1,986 restricted common units. The following table presents the number of unvested restricted common units held by each independent director as of December 31, 2016.

Name	Unvested Restricted Units
Robert S. Beadle	4,709
Timothy J. Fretthold	4,709
Randall J. Larson	4,709

(2)
Mr. Gorder, Mr. Lashway, Mr. Riggs, and Ms. Titzman do not receive any compensation as directors of our general partner, and did not receive any compensation as directors of our general partner in 2016.

(3)
The amount presented for Mr. Fretthold represents Valero’s payment in 2016 to Mr. Fretthold under a severance agreement for prior service with a predecessor of Valero. This arrangement is described in Item 13., “Certain Relationships and Related Transactions, and Director Independence—Supplemental Death Benefit Agreements and Severance Agreement.”

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
Under our current independent director compensation program, each of our independent directors receives an annual compensation package that consists of $60,000 in annual cash compensation and $90,000 in annual unit-based compensation. The independent directors who chair the audit and conflicts committees receive an additional $15,000 in cash compensation, and the independent director designated as the Lead Director receives an additional $15,000 in cash compensation.
On January 14, 2016, each of Messrs. Beadle, Fretthold, and Larson received a grant of 1,986 restricted common units under the ICP, having an aggregate grant date fair value of $90,045. On January 5, 2017, each of Messrs. Beadle, Fretthold, and Larson received a grant of 1,999 restricted common units under the ICP, having an aggregate grant date fair value of $90,035. The restricted units were granted in tandem with distribution equivalent rights and are scheduled to vest in annual one-third increments over the three-year restriction period.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Valero Energy Partners LP Units
The following table presents the beneficial ownership of units of Valero Energy Partners LP known to be held by beneficial owners of five percent or more of the units, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. None of the units are pledged as security.

Name of Beneficial Owner (1)	Common Units		General Partner Units		Total Partnership Interests
	Number	Percent	Number	Percent	Percent
Valero Energy Corporation (2)	45,687,271	67.67%	1,377,334	100.00%	68.32%
Tortoise Capital Advisors, L.L.C. (3)	5,112,718	7.57%	—	—	7.42%
Goldman Sachs Asset Management (4)	4,713,862	6.98%	—	—	6.84%

Directors & Named Executive Officers
Robert S. Beadle	17,202	*	—	—	*
Jay D. Browning	5,500	*	—	—	*
Timothy J. Fretthold	17,202	*	—	—	*
Joseph W. Gorder	50,000	*	—	—	*
Randall J. Larson	27,202	*	—	—	*
Richard F. Lashway	10,000	*	—	—	*
R. Lane Riggs	5,500	*	—	—	*
Donna M. Titzman	11,000	*	—	—	*
Directors and executive officers as a group (8 persons)	143,606	*	—	—	*
__________

*	Less than 1 percent.

(1)	The address for the beneficial owners listed in this table is One Valero Way, San Antonio, Texas 78249.

(2)
Valero Energy Corporation directly or indirectly owns the following entities, which own the units listed below. Valero Energy Corporation may be deemed to beneficially own the units and interests held by each of the entities.

Name of Entity	Common Units	General Partner Units
Valero Energy Partners GP LLC	—	1,377,334
Valero Terminaling and Distribution Company	45,687,271	—
Total Valero subsidiaries	45,687,271	1,377,334

(3)
Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed an amended Schedule 13G with the SEC on February 14, 2017, reporting that it or certain of its affiliates beneficially owned in the aggregate 5,112,718 Common Units, that it had sole voting and sole dispositive power over 97,988 of our Common Units, shared voting power over 4,412,508 of our Common Units, and shared dispositive power over 5,014,730 of our Common Units.

(4)
Goldman Sachs Asset Management, 200 West Street, New York, NY 10282, filed an amended Schedule 13G with the SEC on January 27, 2017, reporting that it or certain of its affiliates beneficially owned in the aggregate 4,713,862 Common Units, and that it had shared voting and dispositive power over those Common Units.

Beneficial Ownership of Valero Energy Corporation Common Stock
The following table sets forth the number of shares of Valero common stock beneficially owned as of February 1, 2017, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of shares beneficially owned is based on 451,050,675 shares outstanding as of February 1, 2017.

Name of Beneficial Owner (1)	Shares Held (2)	Shares Under Options (3)	Total Shares of Valero Common Stock	Percent of Class
Robert S. Beadle	—	—	—	*
Jay D. Browning	202,282	32,219	234,501	*
Timothy J. Fretthold	—	—	—	*
Joseph W. Gorder	396,049	232,186	628,235	*
Randall J. Larson	—	—	—	*
Richard F. Lashway	36,860	2,333	39,193	*
R. Lane Riggs	132,253	31,522	163,775	*
Donna M. Titzman	192,223	35,123	227,346	*

All directors and executive officers as a group (8 persons)	959,667	333,383	1,293,050	*
__________

*	Less than 1 percent.

(1)	The address for all beneficial owners in this table is One Valero Way, San Antonio, Texas 78249.

(2)	Includes shares allocated under Valero’s thrift plan and shares of restricted stock (and for Mr. Browning, shares owned by his spouse).

(3)
Represents shares of Valero’s common stock that may be acquired under stock options. Stock options that may be exercised only in the event of a change of control of Valero Energy Corporation are excluded.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2016 with respect to common units that may be issued under the ICP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Valero Energy Partners LP 2013 Incentive Compensation Plan	14,127	n/a	2,984,391

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 1, 2017, our general partner and its affiliates, including Valero, owned a 66.3 percent limited partner interest in us (excluding common units held by the directors and officers of Valero and our general partner). In addition, our general partner owns an approximate 2.0 percent general partner interest in us. Transactions with our general partner and its affiliates, including Valero, are considered to be related party transactions because our general partner and its affiliates own more than five percent of our equity interests. In addition, Mr. Gorder and Mr. Browning serve as executive officers of both Valero and our general partner, and Mr. Riggs is an executive officer of Valero.
Distributions and Payments to our General Partner and its Affiliates
We generally make cash distributions of 98.0 percent to our common unitholders pro rata, including Valero, and 2.0 percent to our general partner. In addition, if distributions exceed the established minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48.0 percent of the distributions above the highest target distribution level.
In 2016, we paid $79.0 million of distributions in the aggregate to our general partner and its affiliates (representing our distribution for the quarter ended December 31, 2015, and distributions for the first three quarters of 2016). On February 10, 2017, we paid $26.0 million of distributions in the aggregate to our general partner and its affiliates (representing our distribution for the quarter ended December 31, 2016).
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
Agreements with Valero
2016 Acquisition Agreements with Valero
Effective April 1, 2016, we entered into a contribution agreement with Valero for our acquisition of the McKee Terminal Service Business. Effective September 1, 2016, we entered into a contribution agreement with Valero for our acquisition of the Meraux and Three Rivers Terminal Services Business. These acquisitions are further described in Note 2 of Notes to Consolidated Financial Statements, and the descriptions of these transactions in Note 2 are incorporated herein by reference.

Commercial Agreements with Valero
We have a master transportation services agreement with Valero with respect to our pipelines and a master terminal services agreement with Valero with respect to our terminals. Each of our pipelines and terminals is covered by a services schedule under these agreements. Under these commercial agreements, we provide transportation and terminaling services to Valero, and Valero has committed to pay us for minimum quarterly throughput volumes of crude oil and refined petroleum products. These commercial agreements are further described in Item 1., “Business—Our Commercial Agreements with Valero,” and the description of these agreements in Item 1. is incorporated herein by reference.
Other Related Party Agreements with Valero
In connection with the IPO and the acquisitions from Valero following the IPO (as described in Note 2 of Notes to Consolidated Financial Statements), we entered into several agreements with Valero, many of which we have amended in connection with the acquisitions. These agreements include an amended and restated omnibus agreement, an amended and restated services and secondment agreement, a tax sharing agreement, and several lease and access agreements. These agreements are described in Note 3 of Notes to Consolidated Financial Statements, and the descriptions of these agreements in Note 3 are incorporated herein by reference.
Supplemental Death Benefit Agreements and Severance Agreement
Valero succeeded to the obligations of Diamond Shamrock R&M, Inc. under its supplemental death benefit agreements with Messrs. Fretthold and Beadle. Each is a director of our general partner. The agreements obligate Valero to pay $1,075,000 to Mr. Fretthold’s beneficiary upon his death, and $910,000 to Mr. Beadle’s beneficiary upon his death. These agreements were assumed by Valero in the merger of Ultramar Diamond Shamrock Corporation (UDS) with and into Valero Energy Corporation on December 31, 2001 (the UDS Merger). Valero has insured most of these death benefit obligations under a group term life (GTL) policy, resulting in imputed income annually for Messrs. Fretthold and Beadle for GTL coverage in excess of $50,000. Under a severance agreement entered into between UDS and Mr. Fretthold in the UDS Merger (to which Valero has succeeded), Valero provides to Mr. Fretthold a tax gross up benefit such that Valero pays cash to Mr. Fretthold in an amount necessary to cover the tax obligation associated with his imputed income for GTL coverage in excess of $50,000. In 2016, Valero paid to Mr. Fretthold $11,769 under the terms of the severance agreement to cover his tax obligation for imputed income from GTL coverage in excess of $50,000.
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
The related party transactions policy provides that, in determining whether or not to recommend the approval or ratification of a proposed related person transaction, the Board (or its authorized committee) should consider all of the relevant facts and circumstances available, including but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with our code of business conduct and ethics. In January 2017, pursuant to this policy, the Board approved our 10-year throughput agreement with Valero that we entered into concurrent with our acquisition of the Hewitt pipeline segment described in Note 2 of Notes to Consolidated Financial Statements.
Director Independence
Our disclosures in Item 10., “Directors, Executive Officers and Corporate Governance—Director Independence,” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Fees for professional services rendered by our independent auditor, KPMG LLP, for 2016 and 2015 are presented in the following table (in thousands).

Category	2016	2015
Audit fees (1)	$2,075	$1,325
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2,075	$1,325

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

3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

3.01	—
Certificate of Limited Partnership of Valero Energy Partners LP–incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.02	—
First Amended and Restated Agreement of Limited Partnership of Valero Energy Partners LP dated December 16, 2013–incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

3.03	—
Certificate of Formation of Valero Energy Partners GP LLC–incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.04	—
First Amended and Restated Limited Liability Company Agreement of Valero Energy Partners GP LLC dated December 16, 2013–incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

4.01	—
Indenture dated November 30, 2016, between Valero Energy Partners LP and U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.1 to the Partnership’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-208052) filed November 30, 2016.

4.02	—	Terms and Form of 4.375% Senior Notes due 2026–incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K dated and filed December 9, 2016 (SEC File No. 1-36232).

10.01	—
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

10.02	—
Amendment and Restatement of Schedules to Amended and Restated Omnibus Agreement, dated September 1, 2016, by and among the parties thereto–incorporated by reference to Exhibit 10.03 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.03	—
Amended and Restated Services and Secondment Agreement, dated March 1, 2015, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC–incorporated by reference to Exhibit 10.04 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.04	—
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

10.05	—
Tax Sharing Agreement dated December 16, 2013 by and between Valero Energy Partners LP and Valero Energy Corporation–incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.06	—
Master Transportation Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.6 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.07	—
Master Terminal Services Agreement dated December 16, 2013 by and between Valero Partners Operating Co. LLC and Valero Marketing and Supply Company–incorporated by reference to Exhibit 10.7 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

10.08	—
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

10.09	—
Purchase and Sale Agreement, dated as of July 1, 2014, between The Shamrock Pipe Line Corporation, Valero Plains Company LLC and Valero Terminaling and Distribution Company, as Sellers, and Valero Partners North Texas, LLC, Valero Partners South Texas, LLC and Valero Partners Operating Co. LLC, as Buyers–incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated and filed July 1, 2014 (SEC File No. 1-36232).

10.10	—
Contribution Agreement, dated March 1, 2015, by and among Valero Refining-New Orleans, L.L.C., Valero Terminaling and Distribution Company, and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.11	—
Transaction Agreement, dated October 1, 2015, by and among Valero Terminaling and Distribution Company and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated and filed October 1, 2015 (SEC File No. 1-36232).

10.12	—
Contribution Agreement, dated April 1, 2016, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated and filed April 1, 2016 (SEC File No. 1-36232).

10.13	—
Contribution Agreement, dated September 1, 2016, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

+10.14	—
Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

+10.15	—
Form of Restricted Unit Award Agreement (for independent directors) (2014 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.09 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

+10.16	—
Form of Restricted Unit Award Agreement (for independent directors) (2015 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.16 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 (SEC File No. 1-36232).

+10.17	—
Form of Restricted Unit Award Agreement (for independent directors) (2016 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-36232).

*+10.18	—	Form of Restricted Unit Award Agreement (for independent directors) (2017 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan.

10.19	—
Amended and Restated Credit Agreement, dated as of November 12, 2015, among Valero Energy Partners LP as Borrower; JPMorgan Chase Bank, N.A. as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated November 12, 2015, and filed November 13, 2015 (SEC File No. 1-36232).

10.20	—
Amended and Restated Subordinated Credit Agreement, dated as of November 12, 2015, by and between Valero Energy Partners LP and Valero Energy Corporation and the parties named therein (amending and restating that certain $160 million Subordinated Credit Agreement dated March 2, 2015)–incorporated by reference to Exhibit 10.29 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-36232).

10.21	—
Amended and Restated Subordinated Credit Agreement, dated as of November 12, 2015, by and between Valero Energy Partners LP and Valero Energy Corporation and the parties named therein (amending and restating that certain $395 million Subordinated Credit Agreement dated October 1, 2015)–incorporated by reference to Exhibit 10.30 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-36232).

10.22	—
Subordination Agreement dated December 9, 2016, between Valero Energy Partners LP and Valero Energy Corporation–incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated and filed December 9, 2016 (SEC File No. 1-36232).

10.23	—
Equity Distribution Agreement dated September 16, 2016, by and among Valero Energy Partners LP, Valero Energy Partners GP LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC–incorporated by reference to Exhibit 1.1 to the Partnership’s Current Report on Form 8-K dated and filed September 16, 2016 (SEC File No. 1-36232).

*12.01	—	Statements of Computation of Ratio of Earnings to Fixed Charges.

14.01	—	Code of Ethics for Senior Financial Officers–incorporated by reference to Exhibit 14.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

*21.01	—	List of Subsidiaries of Valero Energy Partners LP.

*23.01	—	Consent of KPMG LLP.

*24.01	—	Power of Attorney dated February 27, 2017 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

99.01	—	Audit Committee Pre-Approval Policy–incorporated by reference to Exhibit 99.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-36232).

***101	—	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Joseph W. Gorder
Joseph W. Gorder
Chief Executive Officer

Date: February 27, 2017

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

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
(Joseph W. Gorder)

/s/ Donna M. Titzman	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	February 27, 2017
(Donna M. Titzman)

/s/ Richard F. Lashway	President, Chief Operating Officer and Director	February 27, 2017
(Richard F. Lashway)

/s/ Robert S. Beadle	Director	February 27, 2017
(Robert S. Beadle)

/s/ Timothy J. Fretthold	Director	February 27, 2017
(Timothy J. Fretthold)

/s/ Randall J. Larson	Director	February 27, 2017
(Randall J. Larson)

/s/ R. Lane Riggs	Director	February 27, 2017
(R. Lane Riggs)