Form 10-Q
period 2017-03-31
VALERO ENERGY PARTNERS LP
filed 2017-05-09
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The registrant had 68,165,561 common units and 1,391,133 general partner units outstanding at April 28, 2017.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$65,724	$71,491
Receivables – related party	35,774	36,889
Receivables	852	1,682
Prepaid expenses and other	753	997
Total current assets	103,103	111,059
Property and equipment, at cost	1,302,607	1,216,288
Accumulated depreciation	(362,441)	(351,208)
Property and equipment, net	940,166	865,080
Deferred charges and other assets, net	2,904	3,118
Total assets	$1,046,173	$979,257
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$7,898	$10,652
Accounts payable – related party	7,317	7,348
Accrued liabilities	992	870
Accrued liabilities – related party	76	192
Accrued interest payable	6,805	1,280
Accrued interest payable – related party	728	47
Taxes other than income taxes	1,751	2,457
Deferred revenue – related party	1,489	3,525
Total current liabilities	27,056	26,371
Debt	525,057	525,355
Notes payable – related party	370,000	370,000
Other long-term liabilities	1,795	1,707
Commitments and contingencies
Partners’ capital:
Common unitholders – public (22,478,290 and 21,738,692 units outstanding)	569,029	548,619
Common unitholder – Valero (45,687,271 and 45,687,271 units outstanding)	(437,495)	(482,197)
General partner – Valero (1,391,133 and 1,375,721 units outstanding)	(9,269)	(10,598)
Total partners’ capital	122,265	55,824
Total liabilities and partners’ capital	$1,046,173	$979,257

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016 (a)
Operating revenues – related party	$105,816	$78,767
Costs and expenses:
Operating expenses (b)	23,545	24,286
General and administrative expenses (c)	3,830	4,365
Depreciation expense	11,775	11,512
Total costs and expenses	39,150	40,163
Operating income	66,666	38,604
Other income, net	64	77
Interest and debt expense, net of capitalized interest (d)	(8,289)	(2,659)
Income before income taxes	58,441	36,022
Income tax expense	304	242
Net income	58,137	35,780
Less: Net loss attributable to Predecessor	—	(7,518)
Net income attributable to partners	58,137	43,298
Less: General partner’s interest in net income	9,467	3,504
Limited partners’ interest in net income	$48,670	$39,794

Net income per limited partner unit – basic and diluted:
Common units	$0.72	$0.61
Subordinated units	$—	$0.61

Weighted-average limited partner units outstanding:
Common units – basic and diluted	67,664	36,520
Subordinated units – basic and diluted	—	28,790

Cash distribution declared per unit	$0.4275	$0.3400

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 2.

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(b) Operating expenses – related party	$15,632	$15,083
(c) General and administrative expenses – related party	$3,186	$3,062
(d) Interest and debt expense – related party	$2,107	$1,566

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2015	$581,489	$28,430	$(313,961)	$(5,805)	$103,999	$394,152
Net income (loss):
Attributable to Predecessor (a)	—	—	—	—	(7,518)	(7,518)
Attributable to partners	13,101	9,151	17,542	3,504	—	43,298
Net transfers from Valero Energy Corporation (a)	—	—	—	—	6,414	6,414
Offering costs	(5)	—	—	—	—	(5)
Noncash capital contributions from Valero Energy Corporation	—	2,459	4,713	218	—	7,390
Cash distributions to unitholders and distribution equivalent right payments	(6,883)	(4,806)	(9,213)	(1,809)	—	(22,711)
Unit-based compensation	34	—	—	—	—	34
Balance as of March 31, 2016 (a)	$587,736	$35,234	$(300,919)	$(3,892)	$102,895	$421,054

Balance as of December 31, 2016	$548,619	$(482,197)	$—	$(10,598)	$—	$55,824
Net income attributable to partners	15,808	32,862	—	9,467	—	58,137
Transfers to (from) partners	(19,766)	21,375	—	(1,609)	—	—
Unit issuance	33,153	—	—	739	—	33,892
Noncash capital contributions from Valero Energy Corporation	—	9,036	—	184	—	9,220
Cash distributions to unitholders and distribution equivalent right payments	(8,872)	(18,571)	—	(7,452)	—	(34,895)
Unit-based compensation	87	—	—	—	—	87
Balance as of March 31, 2017	$569,029	$(437,495)	$—	$(9,269)	$—	$122,265

(a)  Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 2.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016 (a)
Cash flows from operating activities:
Net income	$58,137	$35,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,775	11,512
Changes in current assets and current liabilities	4,368	(1,986)
Changes in deferred charges and credits and other operating activities, net	438	206
Net cash provided by operating activities	74,718	45,512
Cash flows from investing activities:
Capital expenditures	(9,017)	(7,200)
Acquisition of undivided interest in Red River crude system	(71,793)	—
Net cash used in investing activities	(80,810)	(7,200)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(326)
Payment of debt issuance costs	(401)	—
Proceeds from issuance of common units	35,296	—
Proceeds from issuance of general partner units	739	—
Payment of offering costs	(414)	(107)
Cash distributions to unitholders and distribution equivalent right payments	(34,895)	(22,711)
Net transfers from Valero Energy Corporation	—	6,327
Net cash provided by (used in) financing activities	325	(16,817)
Net increase (decrease) in cash and cash equivalents	(5,767)	21,495
Cash and cash equivalents at beginning of period	71,491	80,783
Cash and cash equivalents at end of period	$65,724	$102,278

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 2.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
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
We acquired from Valero the McKee Terminal Services Business on April 1, 2016 and the Meraux and Three Rivers Terminal Services Business on September 1, 2016. On January 18, 2017, we acquired the Red River crude system. See Note 2 for further discussion of these acquisitions.
Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero.
Basis of Presentation
General
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The balance sheet as of December 31, 2016 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions from Valero
The acquisitions from Valero noted above were accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, we recorded these acquisitions on our balance sheet at Valero’s carrying value as of the beginning of the period of transfer, and we retrospectively adjusted prior period financial statements and financial information to furnish comparative information. We refer to the historical results of the transferred assets from Valero prior to their transfer to us as those of our “Predecessor.”
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
Reclassifications
Certain amounts reported as of December 31, 2016 have been reclassified to conform to the 2017 presentation.

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
Accounting Pronouncement Adopted During the Period
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805),” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes, and outputs. These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Our early adoption of this ASU effective January 1, 2017 did not have an effect on our financial position or results of operations. However, more of our future acquisitions may be accounted for as asset acquisitions.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We recently completed our evaluation of the provisions of this ASU and concluded that our adoption of the ASU will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. As described in our revenue recognition policy, our revenues are generated from the transportation of crude oil and refined petroleum products through our pipelines and terminals. These revenues are based on the volume (barrels) of crude oil and refined petroleum products transported at contracted rates per barrel, and we recognize these revenues upon completion of the transportation service, which is the point when our performance obligation is fulfilled. As also described in our revenue recognition policy, certain of our commercial agreements are considered operating leases under U.S. GAAP. The scope of the new standard does not extend to revenues generated by lease arrangements; therefore, lease revenues generated by us will continue to be accounted for under existing accounting standards and be reflected in a separate revenue line item on our statement of income. We will adopt this ASU effective January 1, 2018, and we expect to use the modified retrospective method of adoption as permitted by the ASU. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We do not, however, expect to make such an adjustment to partners’ capital.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10),” to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this ASU effective January 1, 2018 will not affect our financial position or results of operations, but will result in revised disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We anticipate adopting the new standard on January 1, 2019. We recently completed our evaluation of the provisions of this standard, and a multi-disciplined implementation team has gained an understanding of the standard’s accounting and disclosure provisions. This team is developing enhanced contracting and lease evaluation processes and information systems to support such processes, as well as new and enhanced accounting systems to account for our leases and support the required disclosures. We continue to evaluate the effect that adopting this standard will have on our financial statements and related disclosures.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	ACQUISITIONS
Acquisitions in 2016
McKee Terminal Services Business
Effective April 1, 2016, we acquired from Valero a subsidiary that owns and operates a crude oil, intermediates, and refined petroleum products terminal supporting Valero’s McKee Refinery for total consideration of $240.0 million, which consisted of (i) a cash distribution of $204.0 million and (ii) the issuance of 728,775 common units and 14,873 general partner units to Valero having an aggregate value of $36.0 million. We funded the cash distribution with $65.0 million of our cash on hand and $139.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility. This acquisition was accounted for as an acquisition of a business. See Note 1 for a further discussion about the accounting and basis of presentation of this acquisition.
Meraux and Three Rivers Terminal Services Business
Effective September 1, 2016, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Meraux and Three Rivers Refineries for total consideration of $325.0 million, which consisted of (i) a cash distribution of $276.0 million and (ii) the issuance of 1,149,905 common units and 23,467 general partner units to Valero having an aggregate value of $49.0 million. We funded the cash distribution with $66.0 million of our cash on hand and $210.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility. This acquisition was accounted for as an acquisition of a business. See Note 1 for a further discussion about the accounting and basis of presentation of this acquisition.
Acquisition in 2017
Red River Crude System
Effective January 18, 2017, we acquired a 40 percent undivided interest in (i) the newly constructed Hewitt segment of Plains All American Pipeline L.P.’s (Plains) Red River pipeline (the Hewitt segment), (ii) two 150,000 shell barrel capacity tanks located at Hewitt Station (the Hewitt Storage Tanks), and (iii) a pipeline connection from Hewitt Station to Wasson Station (the Wasson Interconnect) for total cash consideration of $71.8 million. We funded this acquisition with available cash on hand.
The Hewitt segment consists of a 138-mile, 16-inch crude oil pipeline with 150,000 barrels per day of throughput capacity that originates at Plains Marketing L.P.’s Cushing, Oklahoma terminal and ends at Hewitt Station in Hewitt, Oklahoma. The pipeline supports Valero’s Ardmore Refinery and began supplying crude oil to Valero in January 2017. We retain a right to participate in any future expansions of the pipeline.
This acquisition was accounted for as an acquisition of assets. See Note 3 for a further discussion of the commercial agreement we entered into with Valero concurrent with this acquisition.
We also entered into a Joint Ownership Agreement (JOA) and an Operating and Administrative Services Agreement with Plains concurrent with this acquisition. The JOA provides us with access to the remaining 60 percent of the capacity of the Hewitt Storage Tanks and the Wasson Interconnect and continues until terminated by mutual agreement. This access arrangement is accounted for as an operating lease. The administrative agreement facilitates the day-to-day operations and management functions of the pipeline for an initial five-year term and automatically renews for successive five-year terms.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Reported Financial Information
The following table presents our previously reported statement of income for the three months ended March 31, 2016 (as presented in our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (SEC) on May 6, 2016) retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business (in thousands).

	Three Months Ended March 31, 2016
	Valero Energy Partners LP (Previously Reported)	McKee Terminal Services Business	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$78,767	$—	$—	$78,767
Costs and expenses:
Operating expenses	19,096	1,781	3,409	24,286
General and administrative expenses	4,161	67	137	4,365
Depreciation expense	9,388	1,233	891	11,512
Total costs and expenses	32,645	3,081	4,437	40,163
Operating income (loss)	46,122	(3,081)	(4,437)	38,604
Other income, net	77	—	—	77
Interest and debt expense, net of capitalized interest	(2,659)	—	—	(2,659)
Income (loss) before income taxes	43,540	(3,081)	(4,437)	36,022
Income tax expense	242	—	—	242
Net income (loss)	43,298	(3,081)	(4,437)	35,780
Less: Net loss attributable to Predecessor	—	(3,081)	(4,437)	(7,518)
Net income attributable to partners	$43,298	$—	$—	$43,298

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported statement of cash flows for the three months ended March 31, 2016 (as presented in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016) retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business (in thousands).

	Three Months Ended March 31, 2016
	Valero Energy Partners LP (Previously Reported)	McKee Terminal Services Business	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$43,298	$(3,081)	$(4,437)	$35,780
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	9,388	1,233	891	11,512
Changes in current assets and current liabilities	(1,986)	—	—	(1,986)
Changes in deferred charges and credits and other operating activities, net	206	—	—	206
Net cash provided by (used in) operating activities	50,906	(1,848)	(3,546)	45,512
Cash flows from investing activities:
Capital expenditures	(6,267)	—	(933)	(7,200)
Net cash used in investing activities	(6,267)	—	(933)	(7,200)
Cash flows from financing activities:
Repayment of capital lease obligations	(326)	—	—	(326)
Payment of offering costs	(107)	—	—	(107)
Cash distributions to unitholders and distribution equivalent right payments	(22,711)	—	—	(22,711)
Net transfers from Valero Energy Corporation	—	1,848	4,479	6,327
Net cash provided by (used in) financing activities	(23,144)	1,848	4,479	(16,817)
Net increase in cash and cash equivalents	21,495	—	—	21,495
Cash and cash equivalents at beginning of period	80,783	—	—	80,783
Cash and cash equivalents at end of period	$102,278	$—	$—	$102,278

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	RELATED-PARTY TRANSACTIONS
New Agreements
Agreement with Diamond Green Diesel
Effective March 31, 2017, we entered into an agreement with Diamond Green Diesel Holdings, LLC (DGD), a joint venture consolidated by Valero, to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. In addition, we have agreed to construct a new 180,000 barrel storage tank and provide storage services to DGD. Construction of the rail loading facility is expected to be complete in the second quarter of 2017, and construction of the new tank is targeted for completion in the fourth quarter of 2017. The initial term of the agreement commences in the month following the respective construction completion dates and ends on June 30, 2033.
Agreements with Valero
Effective March 31, 2017 and in connection with the DGD agreement described above, we amended our land and access agreement with Valero related to our St. Charles terminal to include our use of Valero’s rail loading facility.
Concurrent with the acquisition of the Red River crude system as described in Note 2, we entered into a 10-year throughput agreement under which we provide transportation services to Valero. The agreement provides Valero an option to renew for one additional five-year term, unless terminated by Valero upon at least 180 days’ prior written notice before the end of the initial term, and it contains minimum throughput requirements and inflation escalators.
Summary of Transactions
The amounts shown in our balance sheets as “deferred revenue – related party” represent the unearned revenues from Valero associated with Valero’s quarterly deficiency payment, which is the result of Valero not meeting its minimum quarterly throughput commitments under certain schedules of our master transportation services agreement and master terminal services agreement (collectively, the commercial agreements).
All of our operating revenues are generated by providing services to Valero under our commercial agreements with Valero. The cost of services provided to us by Valero, including the cost of financing provided to us by Valero in connection with certain acquisitions from Valero as more fully described in Notes 2 and 5, are reflected in the supplemental information disclosure on our statements of income.
Concentration Risk
All of our operating revenues were derived from transactions with Valero and all of the “receivables – related party” were due from Valero. Therefore, we are subject to the business risks associated with Valero’s business.

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

	Three Months Ended March 31,
	2017	2016
Minimum rental revenues	$68,448	$48,249
Contingent rental revenues	12,529	8,337
Total lease revenues	$80,977	$56,586
As of March 31, 2017, future minimum rentals to be received related to these noncancelable commercial agreements were as follows (in thousands):

Remainder of 2017	$211,001
2018	280,056
2019	280,056
2020	280,824
2021	280,056
Thereafter	2,394,350
Total minimum rental payments	$3,726,343

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	PROPERTY AND EQUIPMENT
Our property and equipment includes non-leased assets and assets under operating leases for which we are the lessor under U.S. GAAP. Major classes of property and equipment consisted of the following (in thousands):

	March 31, 2017
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	224,794	112,738	337,532
Terminals and related assets	114,127	805,035	919,162
Other	10,016	—	10,016
Construction-in-progress	31,225	—	31,225
Property and equipment, at cost	384,834	917,773	1,302,607
Accumulated depreciation	(118,091)	(244,350)	(362,441)
Property and equipment, net	$266,743	$673,423	$940,166

	December 31, 2016
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	224,656	47,366	272,022
Terminals and related assets	112,614	793,765	906,379
Other	9,538	—	9,538
Construction-in-progress	23,677	—	23,677
Property and equipment, at cost	375,157	841,131	1,216,288
Accumulated depreciation	(115,538)	(235,670)	(351,208)
Property and equipment, net	$259,619	$605,461	$865,080

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	DEBT AND NOTES PAYABLE – RELATED PARTY
Debt
There was no significant activity related to our debt during the three months ended March 31, 2017 and 2016.
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. Borrowings on the Revolver bear interest at a variable rate, which was 2.3125 percent as of March 31, 2017 and December 31, 2016.
Notes Payable – Related Party
There was no activity in our two subordinated credit agreements with Valero (the Loan Agreements) for the three months ended March 31, 2017 and 2016. Borrowings on the Loan Agreements bear interest at a variable rate, which was 2.284 percent and 2.270 percent as of March 31, 2017 and December 31, 2016, respectively.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	OPERATING LEASES
We have long-term operating lease commitments for pipelines and land used in the terminaling and transportation of crude oil and refined petroleum products. Certain leases contain escalation clauses and renewal options that allow for the same rental payment over the lease term or a revised rental payment based on fair rental value or negotiated value. Currently, one of our leases with Valero does not contain a renewal option. We expect our leases will be renewed or replaced by other leases in the normal course of business.
As of March 31, 2017, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

	Agreements With
	Related Party	Others	Total
Remainder of 2017	$7,307	$666	$7,973
2018	9,744	1,068	10,812
2019	9,744	1,052	10,796
2020	9,745	1,052	10,797
2021	9,745	1,047	10,792
Thereafter	220,674	25,362	246,036
Total minimum rental payments	$266,959	$30,247	$297,206
Minimum rental expenses for all operating leases are shown in the following table (in thousands). Contingent rental expense for all operating leases was immaterial.

	Three Months Ended March 31,
	2017	2016
Minimum rental expenses – related party	$2,437	$2,044
Minimum rental expenses – others	305	241
Total minimum rental expenses	$2,742	$2,285

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that our limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2016:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
March 31, 2017	$0.4275	$38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended March 31,
	2017	2016
General partner’s distributions:
General partner’s distributions	$595	$512
General partner’s incentive distribution rights (IDRs)	8,307	2,638
Total general partner’s distributions	8,902	3,150
Limited partners’ distributions:
Common – public	9,605	7,310
Common – Valero	19,531	5,355
Subordinated – Valero	—	9,788
Total limited partners’ distributions	29,136	22,453
DERs	5	5
Total cash distributions, including DERs	$38,043	$25,608

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	NET INCOME PER LIMITED PARTNER UNIT
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three months ended March 31, 2017 and 2016, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three months ended March 31, 2017 and 2016.
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The subordinated units were only allocated earnings generated by us through the conversion date. See Note 9 for further discussion of the conversion of subordinated units.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended March 31, 2017
	General Partner	Limited Partners Common Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$595	$29,136	$—	$29,731
General partner’s IDRs	8,307	—	—	8,307
DERs	—	—	5	5
Distributions and DERs declared	8,902	29,136	5	38,043
Undistributed earnings	565	19,525	4	20,094
Net income available to limited partners – basic and diluted	$9,467	$48,661	$9	$58,137

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		67,664

Net income per limited partner unit – basic and diluted		$0.72

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$512	$12,665	$9,788	$—	$22,965
General partner’s IDRs	2,638	—	—	—	2,638
DERs	—	—	—	5	5
Distributions and DERs declared	3,150	12,665	9,788	5	25,608
Undistributed earnings	354	9,692	7,640	4	17,690
Net income available to limited partners – basic and diluted	$3,504	$22,357	$17,428	$9	$43,298

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		36,520	28,790

Net income per limited partner unit – basic and diluted		$0.61	$0.61

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	PARTNERS’ CAPITAL
Unit Activity
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Balance as of March 31, 2016	21,515,609	15,018,602	28,789,989	1,332,829	66,657,029

Balance as of December 31, 2016	21,738,692	45,687,271	—	1,375,721	68,801,684
Unit-based compensation	5,997	—	—	—	5,997
Units issued under ATM program	733,601	—	—	—	733,601
General partner units issued to maintain 2% interest	—	—	—	15,412	15,412
Balance as of March 31, 2017	22,478,290	45,687,271	—	1,391,133	69,556,694
ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the three months ended March 31, 2017, we issued 733,601 common units under our ATM Program and received proceeds of $34.9 million, which is net of $414,000 of expenses with respect to the sales of these units.
Concurrent with the issuance of common units under our ATM Program, our general partner contributed $739,000 in exchange for 15,412 general partner units to maintain its 2.0 percent general partner interest in the Partnership.
Subordinated Unit Conversion
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.
Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us. Transfers to (from) partners resulted from the issuance of equity under our ATM Program during the three months ended March 31, 2017.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Decrease (increase) in current assets:
Receivables – related party	$1,115	$(827)
Receivables	340	—
Prepaid expenses and other	(355)	(199)
Increase (decrease) in current liabilities:
Accounts payable	(171)	412
Accounts payable – related party	(31)	(2,007)
Accrued liabilities	122	101
Accrued liabilities – related party	(116)	118
Accrued interest payable	5,525	38
Accrued interest payable – related party	681	62
Taxes other than income taxes	(706)	(6)
Deferred revenue – related party	(2,036)	322
Changes in current assets and current liabilities	$4,368	$(1,986)
Noncash investing and financing activities that affected recognized assets or liabilities for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Changes in capital expenditures included in accounts payable	$2,583	$2,953
Noncash capital contributions from Valero for projects related to acquisitions	9,220	7,390
Change in accrued capital expenditures transferred from Valero	—	(87)
Amortization of ATM deferred offering costs	(47)	—
In addition to the activities in the above table, noncash financing activities for the three months ended March 31, 2017 included the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the issuance of common units under our ATM Program described in Note 9.

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

	Three Months Ended March 31,
	2017	2016 (a)
Net transfers from Valero per statements of partners’ capital	$—	$6,414
Less: Noncash transfers from Valero	—	87
Net transfers from Valero per statements of cash flows	$—	$6,327

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business.

Cash flows related to interest paid were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest paid	$1,908	$2,502

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$65,724	$65,724	$71,491	$71,491
Financial liabilities:
Debt	525,057	537,205	525,355	536,670
Notes payable – related party	370,000	370,000	370,000	370,000
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

•
The fair values of our variable rate debt and “notes payable – related party” approximate their carrying values as our borrowings bear interest based upon short-term floating market interest rates. The fair value of our fixed-rate 4.375 percent Senior Notes is determined primarily using the market approach based on quoted prices provided by vendor pricing services. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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
OVERVIEW
We reported net income and net income attributable to partners of $58.1 million in the first quarter of 2017. This compares to net income of $35.8 million and net income attributable to partners of $43.3 million in the first quarter of 2016.
The increase in net income of $22.4 million was due primarily to $22.5 million of revenues generated by our McKee, Meraux, and Three Rivers terminals in the first quarter of 2017. We acquired these terminals from Valero subsequent to the first quarter of 2016. Valero was not charged for services provided by these terminals prior to our acquisition of them; therefore, the increase in net income in the first quarter of 2017 compared to the first quarter of 2016 was due primarily to the revenue associated with services provided by these terminals.
Net income attributable to partners represents our results of operations only and excludes the results of our Predecessor. Our Predecessor’s results are those that are associated with the McKee, Meraux, and Three Rivers terminals for the periods prior to the dates we acquired these businesses from Valero. We acquired these terminals subsequent to the first quarter of 2016. As a result, net income attributable to partners of $43.3 million in the first quarter of 2016 excludes the $7.5 million loss generated by these terminals during that period. As previously noted, the McKee, Meraux, and Three Rivers terminals did not historically charge for services provided to Valero; therefore, the results of our Predecessor include only the costs associated with those terminals. (See Note 1 of Condensed Notes to Consolidated Financial Statements for the reason that results of businesses acquired from Valero are included with our results for periods prior to their dates of acquisition.) Therefore, the increase in net income attributable to partners of $14.8 million in the first quarter of 2017 compared to the first quarter of 2016 is due primarily to the operating results generated by our McKee, Meraux, and Three Rivers terminals in the first quarter of 2017. The increase is also partially attributable to the results of the Red River crude system that we acquired in January 2017 as noted below.
Effective January 18, 2017, we acquired a 40 percent undivided interest in (i) the newly constructed Hewitt segment of Plains’ Red River pipeline, (ii) two 150,000 shell barrel capacity tanks located at Hewitt Station, and (iii) a pipeline connection from Hewitt Station to Wasson Station, collectively referred to as the Red River crude system, for total cash consideration of $71.8 million. The pipeline supports Valero’s Ardmore Refinery and began supplying crude oil to Valero in January 2017.
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

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the three months ended March 31, 2017 and 2016. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016	Change
Operating revenues – related party	$105,816	$78,767	$27,049
Costs and expenses:
Operating expenses	23,545	24,286	(741)
General and administrative expenses	3,830	4,365	(535)
Depreciation expense	11,775	11,512	263
Total costs and expenses	39,150	40,163	(1,013)
Operating income	66,666	38,604	28,062
Other income, net	64	77	(13)
Interest and debt expense, net of capitalized interest	(8,289)	(2,659)	(5,630)
Income before income taxes	58,441	36,022	22,419
Income tax expense	304	242	62
Net income	58,137	35,780	22,357
Less: Net loss attributable to Predecessor	—	(7,518)	7,518
Net income attributable to partners	58,137	43,298	14,839
Less: General partner’s interest in net income	9,467	3,504	5,963
Limited partners’ interest in net income	$48,670	$39,794	$8,876

Net income per limited partner unit – basic and diluted:
Common units	$0.72	$0.61
Subordinated units	$—	$0.61

Weighted-average limited partner units outstanding – basic and diluted:
Common units	67,664	36,520
Subordinated units	—	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended March 31,
	2017	2016	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$23,175	$20,245	$2,930
Pipeline transportation throughput (BPD) (a)	962,200	918,936	43,264
Average pipeline transportation revenue per barrel (b)	$0.27	$0.24	$0.03

Terminaling:
Terminaling revenues	$82,506	$58,387	$24,119
Terminaling throughput (BPD)	2,734,478	1,849,858	884,620
Average terminaling revenue per barrel (b)	$0.34	$0.35	$(0.01)

Storage revenues	$135	$135	$—

Total operating revenues – related party	$105,816	$78,767	$27,049

Capital expenditures:
Maintenance	$2,038	$2,845	$(807)
Expansion	6,979	4,355	2,624
Total capital expenditures	9,017	7,200	1,817
Less: Capital expenditures attributable to Predecessor	—	933	(933)
Capital expenditures attributable to Partnership	$9,017	$6,267	$2,750

Other financial information:
Distribution declared per unit	$0.4275	$0.3400

Distribution declared:
Limited partner units – public	$9,610	$7,315
Limited partner units – Valero	19,531	15,143
General partner units – Valero	8,902	3,150
Total distribution declared	$38,043	$25,608
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $27.0 million, or 34 percent, in the first quarter of 2017 compared to the first quarter of 2016. The increase was due primarily to the following:

•
Incremental terminaling throughput from acquired businesses. We experienced a 38 percent increase in terminaling revenues in the first quarter of 2017 compared to the first quarter of 2016 generated by the McKee, Meraux, and Three Rivers terminals we acquired from Valero during the second and third quarters of 2016. The incremental throughput volumes at these terminals had a favorable impact to our operating revenues of $22.5 million.

•
Incremental operating revenues at Red River crude system. The incremental throughput volumes at the Red River crude system had a favorable impact to our operating revenues of $2.0 million. The higher transportation revenue per barrel generated by this system contributed to a higher average pipeline transportation revenue per barrel in the first quarter of 2017 compared to the first quarter of 2016.

Operating expenses decreased $741,000, or 3 percent, in the first quarter of 2017 compared to the first quarter of 2016 due primarily to lower maintenance expense of $1.1 million at the St. Charles and Meraux terminals, which was mainly related to inspection activity in the first quarter of 2016. This decrease was partially offset by operating expenses of $459,000 related to our Red River crude system, which was acquired in the first quarter of 2017.
General and administrative expenses decreased $535,000, or 12 percent, in the first quarter of 2017 compared to the first quarter of 2016 due primarily to lower transaction costs of $375,000 associated with the acquisition of businesses from Valero and lower public company costs of $245,000. These decreases were partially offset by incremental costs of $124,000 related to the management fee charged to us by Valero as a result of additional administrative services provided to us in connection with our acquisitions from Valero in 2016.
Depreciation expense increased $263,000, or 2 percent, in the first quarter of 2017 compared to the first quarter of 2016 due primarily to depreciation expense recognized on the assets that compose our Red River crude system, which was acquired in the first quarter of 2017.
“Interest and debt expense, net of capitalized interest” increased $5.6 million in the first quarter of 2017 compared to the first quarter of 2016 due to incremental borrowings of $139.0 million and $210.0 million under our revolving credit facility in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business from Valero, respectively, and to incremental interest expense incurred on $500.0 million of 4.375% senior notes due December 2026, which we issued in December 2016 (the Senior Notes). Interest expense on the incremental borrowings was approximately $2.0 million in the first quarter of 2017. We used the proceeds of the Senior Notes to repay $494.0 million of outstanding borrowings under our revolving credit facility. The interest rate on the Senior Notes is higher than our revolving credit facility, thereby increasing the effective interest rate in 2017. Incremental interest expense resulting from the Senior Notes was approximately $2.6 million in the first quarter of 2017.

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

Unit Offerings
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). In the first quarter of 2017, we issued 733,601 common units under the ATM Program and received proceeds of $34.9 million, which is net of $414,000 of expenses with respect to the sale of these units. Concurrent with the issuance of common units under our ATM Program, our general partner contributed $739,000 in exchange for 15,412 general partner units to maintain its 2.0 percent general partner interest in the Partnership.
Distributions
On April 20, 2017, the board of directors of our general partner declared a distribution of $0.4275 per unit applicable to the first quarter of 2017, which equates to $38.0 million in total distributions to unitholders of record as of May 2, 2017. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2016:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
March 31, 2017	$0.4275	$38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016

Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.
Revolving Credit Facility
The Revolver consists of aggregate commitments of $750.0 million and matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit up to $100.0 million. As of

March 31, 2017, we had $30.0 million of borrowings and no letters of credit outstanding under the Revolver. See Note 5 of Condensed Notes to Consolidated Financial Statements for a description of the Revolver.
Senior Notes
On December 9, 2016, we issued in a public offering $500.0 million aggregate principal amount of our Senior Notes. Gross proceeds from this debt issuance totaled $499.8 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. See Note 5 of Condensed Notes to Consolidated Financial Statements for a description of our Senior Notes.
Notes Payable – Related Party
During the three months ended March 31, 2017, we made no repayments under our two subordinated credit agreements with Valero (the Loan Agreements). As of March 31, 2017, we had $370.0 million outstanding under the Loan Agreements. See Note 5 of Condensed Notes to Consolidated Financial Statements for a description of the Loan Agreements.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2017	2016 (a)
Cash flows provided by (used in):
Operating activities	$74,718	$45,512
Investing activities	(80,810)	(7,200)
Financing activities	325	(16,817)
Net increase (decrease) in cash and cash equivalents	$(5,767)	$21,495

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business.
Cash Flows for the Three Months Ended March 31, 2017
Our operations generated $74.7 million of cash in the first three months of 2017, driven primarily by net income of $58.1 million plus noncash adjustments (primarily for depreciation expense) of $12.2 million and favorable changes in working capital of $4.4 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of an increase in accrued interest of $6.2 million, partially offset by a decrease in “deferred revenue – related party” of $2.0 million. The change in our working capital is further described in Note 10 of Condensed Notes to Consolidated Financial Statements. The increase in accrued interest was due primarily to the interest on our Senior Notes, which is paid semi-annually beginning in June 2017. The decrease in “deferred revenue – related party” was due to lower deficiency payments associated with minimum volume commitments.
The $74.7 million of cash generated by our operations, along with $36.0 million in proceeds received in connection with our ATM program, were used mainly to:

•	fund the $71.8 million acquisition of the Red River crude system;

•	pay $34.9 million in cash distributions to limited partners and our general partner;

•	fund $9.0 million in capital expenditures; and

•	pay $815,000 in debt issuance and offering costs.

Cash Flows for the Three Months Ended March 31, 2016
Our operations generated $45.5 million of cash in the first three months of 2016, driven primarily by net income of $35.8 million plus noncash adjustments (primarily for depreciation expense) of $11.7 million, partially offset by unfavorable changes in working capital of $2.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of a decrease in “accounts payable – related party” of $2.0 million. The change in our working capital is further described in Note 10 of Condensed Notes to Consolidated Financial Statements. The decrease in “accounts payable – related party” was attributable primarily to the timing of invoices from Valero for services provided to our general partner under our amended and restated services and secondment agreement.
The $45.5 million of cash generated by our operations, along with $6.3 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, were used mainly to:

•	pay $22.7 million in cash distributions to limited partners and our general partner;

•	fund $7.2 million in capital expenditures;

•	make debt repayments of $326,000 on our capital lease obligations; and

•	pay $107,000 in debt issuance and offering costs.

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
Our capital expenditures were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016 (a)
Maintenance	$2,038	$2,845
Expansion (b)	6,979	4,355
Total capital expenditures	$9,017	$7,200

(a) Financial information has been retrospectively adjusted for the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business.
(b) This table excludes amounts paid to Valero for the acquired businesses. See Note 2 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in the first three months of 2017 were primarily for:

•	the construction of a rail loading facility at the St. Charles terminal;

•	the construction of a new tank at our Port Arthur products system; and

•	the improvement of assets at our McKee, Houston, and Corpus Christi terminals to extend the useful lives of the tanks.

Our capital expenditures in the first three months of 2016 were primarily for:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our Three Rivers and St. Charles terminals to extend the useful lives of the tanks; and

•	the improvement of assets at our Lucas crude system for enhanced monitoring of pipeline shipments.
For 2017, we expect our capital expenditures to be approximately $49.0 million. Our estimate consists of approximately $14.0 million for maintenance capital expenditures and approximately $35.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic acquisitions.
In addition to the above-mentioned capital expenditures, Valero funded $9.2 million of capital projects primarily related to the St. Charles, Meraux, Corpus Christi, Three Rivers, and Houston terminals. Valero agreed to fund these projects in connection with the acquisitions from Valero. See Note 10 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.
Contractual Obligations
As of March 31, 2017, our contractual obligations included debt obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2017.

Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act and Energy Policy Act. Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations. For more information on federal and state regulations affecting our business, please read our annual report on Form 10-K for the year ended December 31, 2016.

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
There were no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2017.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2017, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2016 was filed.

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

	March 31, 2017
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$507,205
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Floating rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.29%	—%	—%	2.29%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$506,670
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Floating rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.27%	—%	—%	2.27%

(a) Excludes unamortized discount and deferred issuance costs.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)	Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.
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
Date: May 9, 2017