Form 10-Q
period 2017-06-30
VALERO ENERGY PARTNERS LP
filed 2017-08-08
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐ No ☑
The registrant had 68,174,857 common units and 1,391,323 general partner units outstanding at July 28, 2017.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$87,977	$71,491
Receivables – related party	35,439	36,889
Receivables	809	1,682
Prepaid expenses and other	631	997
Total current assets	124,856	111,059
Property and equipment, at cost	1,318,911	1,216,288
Accumulated depreciation	(374,109)	(351,208)
Property and equipment, net	944,802	865,080
Deferred charges and other assets, net	2,759	3,118
Total assets	$1,072,417	$979,257
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$9,669	$10,652
Accounts payable – related party	6,693	7,348
Accrued liabilities	752	870
Accrued liabilities – related party	178	192
Accrued interest payable	976	1,280
Accrued interest payable – related party	786	47
Taxes other than income taxes	2,894	2,457
Deferred revenue – related party	368	3,525
Total current liabilities	22,316	26,371
Debt	525,072	525,355
Notes payable – related party	370,000	370,000
Other long-term liabilities	1,888	1,707
Commitments and contingencies
Partners’ capital:
Common unitholders – public (22,487,586 and 21,738,692 units outstanding)	579,002	548,619
Common unitholder – Valero (45,687,271 and 45,687,271 units outstanding)	(417,210)	(482,197)
General partner – Valero (1,391,323 and 1,375,721 units outstanding)	(8,651)	(10,598)
Total partners’ capital	153,141	55,824
Total liabilities and partners’ capital	$1,072,417	$979,257

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (a)	2017	2016 (a)
Operating revenues – related party	$110,545	$87,664	$216,361	$166,431
Costs and expenses:
Operating expenses (b)	27,055	24,086	50,600	48,372
General and administrative expenses (c)	3,863	3,715	7,693	8,080
Depreciation expense	12,505	11,821	24,280	23,333
Total costs and expenses	43,423	39,622	82,573	79,785
Operating income	67,122	48,042	133,788	86,646
Other income, net	182	57	246	134
Interest and debt expense, net of capitalized interest (d)	(8,551)	(3,251)	(16,840)	(5,910)
Income before income taxes	58,753	44,848	117,194	80,870
Income tax expense	310	303	614	545
Net income	58,443	44,545	116,580	80,325
Less: Net loss attributable to Predecessor	—	(4,902)	—	(12,420)
Net income attributable to partners	58,443	49,447	116,580	92,745
Less: General partner’s interest in net income	11,419	5,213	20,886	8,717
Limited partners’ interest in net income	$47,024	$44,234	$95,694	$84,028

Net income per limited partner unit – basic and diluted:
Common units	$0.69	$0.67	$1.41	$1.28
Subordinated units	$—	$0.67	$—	$1.28

Weighted-average limited partner units outstanding:
Common units – basic and diluted	68,157	37,248	67,912	36,884
Subordinated units – basic and diluted	—	28,790	—	28,790

Cash distribution declared per unit	$0.4550	$0.3650	$0.8825	$0.7050

(a) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 2.

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(b) Operating expenses – related party	$16,136	$15,185	$31,768	$30,268
(c) General and administrative expenses – related party	$3,185	$3,135	$6,371	$6,197
(d) Interest and debt expense – related party	$2,343	$1,584	$4,450	$3,150

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2015	$581,489	$28,430	$(313,961)	$(5,805)	$103,999	$394,152
Net income (loss):
Attributable to Predecessor (a)	—	—	—	—	(12,420)	(12,420)
Attributable to partners	27,503	19,699	36,826	8,717	—	92,745
Net transfers from Valero Energy Corporation (a)	—	—	—	—	11,588	11,588
Allocation of Valero Energy Corporation’s net investment in the McKee Terminal Services Business	—	17,088	32,758	1,515	(51,361)	—
Consideration paid to Valero Energy Corporation for the acquisition of the McKee Terminal Services Business	—	(79,848)	(153,067)	(7,085)	—	(240,000)
Units issued to Valero Energy Corporation in connection with the acquisition of the McKee Terminal Services Business	—	35,280	—	720	—	36,000
Offering costs	(6)	—	—	—	—	(6)
Noncash capital contributions from Valero Energy Corporation	—	5,407	10,101	470	—	15,978
Cash distributions to unitholders and distribution equivalent right payments	(14,198)	(10,161)	(19,001)	(4,959)	—	(48,319)
Unit-based compensation	93	—	—	—	—	93
Balance as of June 30, 2016 (a)	$594,881	$15,895	$(406,344)	$(6,427)	$51,806	$249,811

Balance as of December 31, 2016	$548,619	$(482,197)	$—	$(10,598)	$—	$55,824
Net income attributable to partners	31,311	64,383	—	20,886	—	116,580
Transfers to (from) partners	(16,097)	19,816	—	(3,719)	—	—
Unit issuance	33,505	—	—	748	—	34,253
Noncash capital contributions from Valero Energy Corporation	—	18,890	—	386	—	19,276
Cash distributions to unitholders and distribution equivalent right payments	(18,482)	(38,102)	—	(16,354)	—	(72,938)
Unit-based compensation	146	—	—	—	—	146
Balance as of June 30, 2017	$579,002	$(417,210)	$—	$(8,651)	$—	$153,141

(a) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business from Valero Energy Corporation. See Notes 1 and 2.

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016 (a)
Cash flows from operating activities:
Net income	$116,580	$80,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	24,280	23,333
Changes in current assets and current liabilities	(734)	(3,442)
Changes in deferred charges and credits and other operating activities, net	856	468
Net cash provided by operating activities	140,982	100,684
Cash flows from investing activities:
Capital expenditures	(15,240)	(11,606)
Acquisition of undivided interest in Red River crude system	(71,793)	—
Acquisition of the McKee Terminal Services Business from Valero Energy Corporation	—	(51,361)
Other investing activities, net	8	18
Net cash used in investing activities	(87,025)	(62,949)
Cash flows from financing activities:
Proceeds from debt borrowings	—	139,000
Repayment of capital lease obligations	—	(663)
Payment of debt issuance costs	(492)	—
Proceeds from issuance of common units	35,728	—
Proceeds from issuance of general partner units	748	—
Payment of offering costs	(517)	(108)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the McKee Terminal Services Business	—	(152,639)
Cash distributions to unitholders and distribution equivalent right payments	(72,938)	(48,319)
Net transfers from Valero Energy Corporation	—	11,378
Net cash used in financing activities	(37,471)	(51,351)
Net increase (decrease) in cash and cash equivalents	16,486	(13,616)
Cash and cash equivalents at beginning of period	71,491	80,783
Cash and cash equivalents at end of period	$87,977	$67,167

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
We acquired from Valero the McKee Terminal Services Business on April 1, 2016 and the Meraux and Three Rivers Terminal Services Business on September 1, 2016. On January 18, 2017, we acquired the Red River crude system (defined in Note 2). See Note 2 for further discussion of these acquisitions.
Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
We generate operating revenues by providing fee-based transportation and terminaling services to Valero.
Basis of Presentation
General
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Reclassifications
Certain amounts reported as of December 31, 2016 and for the six months ended June 30, 2016 have been reclassified to conform to the 2017 presentation.

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue. This new standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We recently completed our evaluation of the provisions of this standard and concluded that our adoption will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. As described in our revenue recognition policy, our revenues are generated from the transportation of crude oil and refined petroleum products through our pipelines and terminals. These revenues are based on the volume (barrels) of crude oil and refined petroleum products transported at contracted rates per barrel, and we recognize these revenues upon completion of the transportation service, which is the point when our performance obligation is fulfilled. As also described in our revenue recognition policy, certain of our commercial agreements are considered operating leases under U.S. GAAP. The scope of the new standard does not extend to revenues generated by lease arrangements; therefore, lease revenues generated by us will continue to be accounted for under existing accounting standards and be reflected in a separate revenue line item on our statement of income. We will adopt this new standard effective January 1, 2018, and we expect to use the modified retrospective method of adoption as permitted by the standard. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We do not, however, expect to make such an adjustment to partners’ capital. During 2017, we are developing our revenue disclosures and enhancing our accounting systems.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We will adopt this new standard on January 1, 2019 and we expect to use the modified retrospective method of adoption as permitted by the standard. We are developing enhanced contracting and lease evaluation processes and information systems to support such processes, as well as new and enhanced accounting systems to account for our leases and support the required disclosures. We continue to evaluate the effect that adopting this standard will have on our financial statements and related disclosures.

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
Acquisition in 2017
Red River Crude System
Effective January 18, 2017, we acquired a 40 percent undivided interest in (i) the newly constructed Hewitt segment of Plains All American Pipeline L.P.’s (Plains) Red River pipeline (the Hewitt segment), (ii) two 150,000 shell barrel capacity tanks located at Hewitt Station in Hewitt, Oklahoma (the Hewitt Storage Tanks), and (iii) a pipeline connection from Hewitt Station to Wasson Station (the Wasson Interconnect) (collectively, the Red River crude system) for total cash consideration of $71.8 million. We funded this acquisition with available cash on hand.
The Hewitt segment consists of a 138-mile, 16-inch crude oil pipeline with 150,000 barrels per day of throughput capacity that originates at Plains Marketing L.P.’s Cushing, Oklahoma terminal and ends at Hewitt Station. The pipeline supports Valero’s Ardmore Refinery and began supplying crude oil to Valero in January 2017. We retain a right to participate in any future expansions of the pipeline.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Reported Financial Information
The following tables present our previously reported statements of income for the three and six months ended June 30, 2016 (as presented in our Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (SEC) on August 4, 2016) retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business (in thousands).

	Three Months Ended June 30, 2016
	Valero Energy Partners LP (Previously Reported)	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$87,664	$—	$87,664
Costs and expenses:
Operating expenses	20,520	3,566	24,086
General and administrative expenses	3,578	137	3,715
Depreciation expense	10,622	1,199	11,821
Total costs and expenses	34,720	4,902	39,622
Operating income (loss)	52,944	(4,902)	48,042
Other income, net	57	—	57
Interest and debt expense, net of capitalized interest	(3,251)	—	(3,251)
Income (loss) before income taxes	49,750	(4,902)	44,848
Income tax expense	303	—	303
Net income (loss)	49,447	(4,902)	44,545
Less: Net loss attributable to Predecessor	—	(4,902)	(4,902)
Net income attributable to partners	$49,447	$—	$49,447

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2016
	Valero Energy Partners LP (Previously Reported)	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Operating revenues – related party	$166,431	$—	$166,431
Costs and expenses:
Operating expenses	41,397	6,975	48,372
General and administrative expenses	7,806	274	8,080
Depreciation expense	21,243	2,090	23,333
Total costs and expenses	70,446	9,339	79,785
Operating income (loss)	95,985	(9,339)	86,646
Other income, net	134	—	134
Interest and debt expense, net of capitalized interest	(5,910)	—	(5,910)
Income (loss) before income taxes	90,209	(9,339)	80,870
Income tax expense	545	—	545
Net income (loss)	89,664	(9,339)	80,325
Less: Net loss attributable to Predecessor	(3,081)	(9,339)	(12,420)
Net income attributable to partners	$92,745	$—	$92,745

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our previously reported statement of cash flows for the six months ended June 30, 2016 (as presented in our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016) retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business (in thousands).

	Six Months Ended June 30, 2016
	Valero Energy Partners LP (Previously Reported)	Meraux and Three Rivers Terminal Services Business	Valero Energy Partners LP (Currently Reported)
Cash flows from operating activities:
Net income (loss)	$89,664	$(9,339)	$80,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	21,243	2,090	23,333
Changes in current assets and current liabilities	(3,442)	—	(3,442)
Changes in deferred charges and credits and other operating activities, net	468	—	468
Net cash provided by (used in) operating activities	107,933	(7,249)	100,684
Cash flows from investing activities:
Capital expenditures	(9,325)	(2,281)	(11,606)
Acquisition of the McKee Terminal Services Business from Valero Energy Corporation	(51,361)	—	(51,361)
Other investing activities, net	18	—	18
Net cash used in investing activities	(60,668)	(2,281)	(62,949)
Cash flows from financing activities:
Proceeds from debt borrowings	139,000	—	139,000
Repayment of capital lease obligations	(663)	—	(663)
Payment of offering costs	(108)	—	(108)
Excess purchase price paid to Valero Energy Corporation over the carrying value of the McKee Terminal Services Business	(152,639)	—	(152,639)
Cash distributions to unitholders and distribution equivalent right payments	(48,319)	—	(48,319)
Net transfers from Valero Energy Corporation	1,848	9,530	11,378
Net cash provided by (used in) financing activities	(60,881)	9,530	(51,351)
Net decrease in cash and cash equivalents	(13,616)	—	(13,616)
Cash and cash equivalents at beginning of period	80,783	—	80,783
Cash and cash equivalents at end of period	$67,167	$—	$67,167

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	RELATED-PARTY TRANSACTIONS
New Agreements
Agreement with Diamond Green Diesel
Effective March 31, 2017, we entered into an agreement with Diamond Green Diesel Holdings, LLC (DGD), a joint venture consolidated by Valero, to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. The construction of the rail loading facility was completed in April 2017, and we began providing services to DGD in May 2017. In addition, we have agreed to construct a new 180,000 barrel storage tank and provide storage services to DGD. The construction of the new tank is expected to be completed in the first quarter of 2018. The initial term of the agreement ends on June 30, 2033.
Agreements with Valero
Effective March 31, 2017 and in connection with the DGD agreement described above, we amended our land lease and access agreement with Valero related to our St. Charles terminal to include our use of Valero’s rail loading facility.
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
All of our operating revenues are generated by providing services to Valero under our commercial agreements with Valero. The cost of services provided to us by Valero, including the cost of financing provided to us by Valero in connection with certain acquisitions from Valero as more fully described in Notes 2 and 5, is reflected in the supplemental information disclosure on our statements of income.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Minimum rental revenues	$69,823	$56,277	$138,271	$104,526
Contingent rental revenues	14,969	9,224	27,498	17,561
Total lease revenues	$84,792	$65,501	$165,769	$122,087
As of June 30, 2017, future minimum rentals to be received related to these noncancelable commercial agreements were as follows (in thousands):

Remainder of 2017	$141,179
2018	280,056
2019	280,056
2020	280,824
2021	280,056
Thereafter	2,394,350
Total minimum rental payments	$3,656,521

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	PROPERTY AND EQUIPMENT
Our property and equipment includes non-leased assets and assets under operating leases for which we are the lessor under U.S. GAAP. Major classes of property and equipment consisted of the following (in thousands):

	June 30, 2017
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	224,794	112,738	337,532
Terminals and related assets	120,774	810,609	931,383
Other	10,107	—	10,107
Construction-in-progress	35,217	—	35,217
Property and equipment, at cost	395,564	923,347	1,318,911
Accumulated depreciation	(121,177)	(252,932)	(374,109)
Property and equipment, net	$274,387	$670,415	$944,802

	December 31, 2016
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	224,656	47,366	272,022
Terminals and related assets	112,614	793,765	906,379
Other	9,538	—	9,538
Construction-in-progress	23,677	—	23,677
Property and equipment, at cost	375,157	841,131	1,216,288
Accumulated depreciation	(115,538)	(235,670)	(351,208)
Property and equipment, net	$259,619	$605,461	$865,080

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	DEBT AND NOTES PAYABLE – RELATED PARTY
Debt
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. Borrowings on the Revolver bear interest at a variable rate, which was 2.5625 percent and 2.3125 percent as of June 30, 2017 and December 31, 2016, respectively.
There was no significant activity related to our debt during the six months ended June 30, 2017. On April 1, 2016, we borrowed $139.0 million under the Revolver in connection with the acquisition of the McKee Terminal Services Business. See Note 2 for information about our acquisition from Valero.
Notes Payable – Related Party
There was no activity under our two subordinated credit agreements with Valero (the Loan Agreements) for the six months ended June 30, 2017 and 2016. Borrowings on the Loan Agreements bear interest at a variable rate, which was 2.551 percent and 2.270 percent as of June 30, 2017 and December 31, 2016, respectively.

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
As of June 30, 2017, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

	Agreements With
	Related Party	Others	Total
Remainder of 2017	$4,872	$468	$5,340
2018	9,744	1,068	10,812
2019	9,744	1,052	10,796
2020	9,745	1,052	10,797
2021	9,745	1,047	10,792
Thereafter	219,893	25,362	245,255
Total minimum rental payments	$263,743	$30,049	$293,792
Minimum rental expenses for all operating leases are shown in the following table (in thousands). Contingent rental expense for all operating leases was immaterial.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Minimum rental expenses – related party	$2,436	$2,193	$4,873	$4,237
Minimum rental expenses – others	300	125	605	366
Total minimum rental expenses	$2,736	$2,318	$5,478	$4,603

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that our limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2016:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
June 30, 2017	$0.4550	$42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General partner’s distributions:
General partner’s distributions	$842	$578	$1,437	$1,090
General partner’s incentive distribution rights (IDRs)	10,250	4,224	18,557	6,862
Total general partner’s distributions	11,092	4,802	19,994	7,952
Limited partners’ distributions:
Common – public	10,226	7,849	19,831	15,159
Common – Valero	20,788	5,747	40,319	11,102
Subordinated – Valero	—	10,509	—	20,297
Total limited partners’ distributions	31,014	24,105	60,150	46,558
DERs	5	5	10	10
Total cash distributions, including DERs	$42,111	$28,912	$80,154	$54,520

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	NET INCOME PER LIMITED PARTNER UNIT
We calculate net income available to limited partners based on the distributions pertaining to each period’s net income. After considering the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners, and other participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method. Participating securities include IDRs and awards under our Valero Energy Partners LP 2013 Incentive Compensation Plan that receive DERs. However, the terms of our partnership agreement limit the general partner’s incentive distribution to the amount of available cash, which, as defined in our partnership agreement, is net of reserves deemed appropriate. As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings in the calculation of net income per limited partner unit.
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and six months ended June 30, 2017 and 2016, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three and six months ended June 30, 2017 and 2016.
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The subordinated units were only allocated earnings generated by us through the conversion date. See Note 9 for further discussion of the conversion of subordinated units.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended June 30, 2017
	General Partner	Limited Partners Common Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$842	$31,014	$—	$31,856
General partner’s IDRs	10,250	—	—	10,250
DERs	—	—	5	5
Distributions and DERs declared	11,092	31,014	5	42,111
Undistributed earnings	327	16,002	3	16,332
Net income available to limited partners – basic and diluted	$11,419	$47,016	$8	$58,443

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		68,157

Net income per limited partner unit – basic and diluted		$0.69

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$578	$13,596	$10,509	$—	$24,683
General partner’s IDRs	4,224	—	—	—	4,224
DERs	—	—	—	5	5
Distributions and DERs declared	4,802	13,596	10,509	5	28,912
Undistributed earnings	411	11,348	8,772	4	20,535
Net income available to limited partners – basic and diluted	$5,213	$24,944	$19,281	$9	$49,447

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		37,248	28,790

Net income per limited partner unit – basic and diluted		$0.67	$0.67

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2017
	General Partner	Limited Partners Common Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,437	$60,150	$—	$61,587
General partner’s IDRs	18,557	—	—	18,557
DERs	—	—	10	10
Distributions and DERs declared	19,994	60,150	10	80,154
Undistributed earnings	892	35,527	7	36,426
Net income available to limited partners – basic and diluted	$20,886	$95,677	$17	$116,580

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		67,912

Net income per limited partner unit – basic and diluted		$1.41

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,090	$26,261	$20,297	$—	$47,648
General partner’s IDRs	6,862	—	—	—	6,862
DERs	—	—	—	10	10
Distributions and DERs declared	7,952	26,261	20,297	10	54,520
Undistributed earnings	765	21,034	16,418	8	38,225
Net income available to limited partners – basic and diluted	$8,717	$47,295	$36,715	$18	$92,745

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		36,884	28,790

Net income per limited partner unit – basic and diluted		$1.28	$1.28

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	PARTNERS’ CAPITAL
Unit Activity
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Units issued in connection with the acquisition of the McKee Terminal Services Business (see Note 2)	—	728,775	—	14,873	743,648
Balance as of June 30, 2016	21,515,609	15,747,377	28,789,989	1,347,702	67,400,677

Balance as of December 31, 2016	21,738,692	45,687,271	—	1,375,721	68,801,684
Unit-based compensation	5,997	—	—	—	5,997
Units issued under ATM program	742,897	—	—	—	742,897
General partner units issued to maintain 2% interest	—	—	—	15,602	15,602
Balance as of June 30, 2017	22,487,586	45,687,271	—	1,391,323	69,566,180
ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the six months ended June 30, 2017, we issued 742,897 common units under our ATM Program and received proceeds of $35.2 million, which is net of $517,000 of expenses incurred with respect to the sales of these units.
Concurrent with the issuance of common units under our ATM Program, our general partner contributed $748,000 in exchange for 15,602 general partner units to maintain its 2.0 percent general partner interest in the Partnership.
Subordinated Unit Conversion
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us. Transfers to (from) partners resulted from the issuance of equity under our ATM Program during the six months ended June 30, 2017.

10.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Decrease (increase) in current assets:
Receivables – related party	$1,450	$(2,930)
Receivables	(216)	—
Prepaid expenses and other	366	(449)
Increase (decrease) in current liabilities:
Accounts payable	738	733
Accounts payable – related party	(655)	(2,596)
Accrued liabilities	(118)	(18)
Accrued liabilities – related party	(14)	—
Accrued interest payable	(304)	232
Accrued interest payable – related party	739	49
Taxes other than income taxes	437	403
Deferred revenue – related party	(3,157)	1,134
Changes in current assets and current liabilities	$(734)	$(3,442)

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash investing and financing activities that affected recognized assets or liabilities for the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Transfer from Valero for:
Deferred income taxes	$—	$(35)
Change in accrued capital expenditures	—	(175)
Decrease in accounts payable related to capital expenditures	(1,721)	(3,086)
Noncash capital contributions from Valero for projects related to acquisitions	19,276	15,978
Units issued to Valero Energy Corporation in connection with the acquisition of the McKee Terminal Services Business (see Note 2)	—	36,000
In addition to the activities in the above table, noncash financing activities for the six months ended June 30, 2017 included the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the issuance of common units under our ATM Program described in Note 9.
The following table presents our investing and financing cash outflows in connection with the acquisition from Valero described in Note 2 (in thousands). Of the cash consideration paid, the portion attributed to Valero’s historical carrying value of the acquisition was reflected as an investing cash outflow and the excess purchase price paid over the carrying value of the acquisition was reflected as a financing cash outflow.

	Investing Cash Outflow	Financing Cash Outflow	Total Cash Outflow
Six months ended June 30, 2016:
McKee Terminal Services Business	$51,361	$152,639	$204,000

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no net transfers from Valero during the six months ended June 30, 2017. The following is a reconciliation of the amounts presented as net transfers from Valero on our statement of partners’ capital and statement of cash flows (in thousands) for the six months ended June 30, 2016. Noncash transfers from (to) Valero primarily represent the change in amounts accrued by our Predecessor for capital expenditures as we do not reflect capital expenditures in our statements of cash flows until such amounts are paid.

Six Months Ended June 30, 2016 (a)
Net transfers from Valero per statement of partners’ capital	$11,588
Less: Noncash transfers from Valero	210
Net transfers from Valero per statement of cash flows	$11,378

(a) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business.

Cash flows related to interest paid were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Interest paid	$16,044	$5,484
Income taxes paid	695	496

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$87,977	$87,977	$71,491	$71,491
Financial liabilities:
Debt:
Revolver	30,000	30,000	30,000	30,000
Senior Notes	495,072	512,935	495,355	506,670
Notes payable – related party	370,000	370,000	370,000	370,000
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

•
The fair values of our variable-rate debt, which includes our Revolver and “notes payable – related party,” approximate their carrying values as our borrowings bear interest based upon short-term floating market interest rates. The fair value of our fixed-rate 4.375 percent Senior Notes is determined primarily using the market approach based on quoted prices provided by vendor pricing services. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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
OVERVIEW
Second Quarter Results
We reported net income and net income attributable to partners of $58.4 million in the second quarter of 2017. This compares to net income of $44.5 million and net income attributable to partners of $49.4 million in the second quarter of 2016.

The increase in net income of $13.9 million was due primarily to $14.0 million of revenues generated by our Meraux and Three Rivers terminals in the second quarter of 2017. We acquired these terminals from Valero in September 2016. Valero did not charge for services provided by these terminals prior to our acquisition; therefore, the increase in net income in the second quarter of 2017 compared to the second quarter of 2016 was due primarily to the revenues associated with services provided by these terminals.
Net income attributable to partners represents our results of operations only and excludes the results of our Predecessor. Our Predecessor’s results are those that are associated with the Meraux and Three Rivers terminals for the periods prior to the date we acquired these businesses from Valero and represent only the costs of operating the terminals. See Note 1 of Condensed Notes to Consolidated Financial Statements for the reason that results of businesses acquired from Valero are included with our results for periods prior to their dates of acquisition. The increase in net income attributable to partners of $9.0 million in the second quarter of 2017 compared to the second quarter of 2016 was due primarily to the operating results generated by our Meraux and Three Rivers terminals in the second quarter of 2017 as Valero did not historically charge for these services. The increase is also attributable to the results of the Red River crude system that we acquired in January 2017 as further described in Note 2 of Condensed Notes to Consolidated Financial Statements.

First Six Months Results
We reported net income and net income attributable to partners of $116.6 million in the first six months of 2017. This compares to net income of $80.3 million and net income attributable to partners of $92.7 million in the first six months of 2016.
The increase in net income of $36.3 million was due primarily to $36.6 million of revenues generated by our McKee, Meraux, and Three Rivers terminals in the first six months of 2017. We acquired the McKee terminal from Valero in April 2016 and the Meraux and Three Rivers terminals from Valero in September 2016. As previously noted, Valero did not charge for services provided by these terminals prior to our acquisition; therefore, the increase in net income in the first six months of 2017 compared to the first six months of 2016 was due primarily to the revenues associated with services provided by these terminals.
As previously noted, net income attributable to partners represents our results of operations only and excludes the results of our Predecessor. Our Predecessor’s results are those that are associated with the McKee, Meraux, and Three Rivers terminals for the periods prior to the dates we acquired these businesses from Valero as previously described. The increase in net income attributable to partners of $23.8 million in the first six months of 2017 compared to the first six months of 2016 is due primarily to the operating results generated by our McKee, Meraux, and Three Rivers terminals in the first six months of 2017 as Valero did not historically charge for these services. The increase is also attributable to the results of the Red River crude system that we acquired in January 2017 as further described in Note 2 of Condensed Notes to Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the three and six months ended June 30, 2017 and 2016. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,
	2017	2016	Change
Operating revenues – related party	$110,545	$87,664	$22,881
Costs and expenses:
Operating expenses	27,055	24,086	2,969
General and administrative expenses	3,863	3,715	148
Depreciation expense	12,505	11,821	684
Total costs and expenses	43,423	39,622	3,801
Operating income	67,122	48,042	19,080
Other income, net	182	57	125
Interest and debt expense, net of capitalized interest	(8,551)	(3,251)	(5,300)
Income before income taxes	58,753	44,848	13,905
Income tax expense	310	303	7
Net income	58,443	44,545	13,898
Less: Net loss attributable to Predecessor	—	(4,902)	4,902
Net income attributable to partners	58,443	49,447	8,996
Less: General partner’s interest in net income	11,419	5,213	6,206
Limited partners’ interest in net income	$47,024	$44,234	$2,790

Net income per limited partner unit – basic and diluted:
Common units	$0.69	$0.67
Subordinated units	$—	$0.67

Weighted-average limited partner units outstanding – basic and diluted:
Common units	68,157	37,248
Subordinated units	—	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended June 30,
	2017	2016	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$24,859	$19,318	$5,541
Pipeline transportation throughput (BPD) (a)	1,003,320	850,516	152,804
Average pipeline transportation revenue per barrel (b)	$0.27	$0.25	$0.02

Terminaling:
Terminaling revenues	$84,797	$68,211	$16,586
Terminaling throughput (BPD)	2,852,182	2,146,293	705,889
Average terminaling revenue per barrel (b)	$0.33	$0.35	$(0.02)

Storage and other revenues	$889	$135	$754

Total operating revenues – related party	$110,545	$87,664	$22,881

Capital expenditures:
Maintenance	$1,335	$2,866	$(1,531)
Expansion	4,888	1,540	3,348
Total capital expenditures	6,223	4,406	1,817
Less: Capital expenditures attributable to Predecessor	—	1,348	(1,348)
Capital expenditures attributable to Partnership	$6,223	$3,058	$3,165

Other financial information:
Distribution declared per unit	$0.4550	$0.3650

Distribution declared:
Limited partner units – public	$10,231	$7,854
Limited partner units – Valero	20,788	16,256
General partner units – Valero	11,092	4,802
Total distribution declared	$42,111	$28,912
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $22.9 million, or 26 percent, in the second quarter of 2017 compared to the second quarter of 2016. The increase was due primarily to the following:

•
Incremental terminaling throughput from acquired businesses. We experienced a 16 percent increase in operating revenues in the second quarter of 2017 compared to the second quarter of 2016 generated by the Meraux and Three Rivers terminals we acquired from Valero subsequent to the second quarter of 2016. The incremental throughput volumes at these terminals had a favorable impact to our operating revenues of $14.0 million.

•
Incremental operating revenues at Red River crude system. The incremental throughput volumes from the Red River crude system had a favorable impact to our operating revenues of $2.6 million. The higher transportation revenue per barrel generated by this system contributed to a higher average pipeline transportation revenue per barrel in the second quarter of 2017 compared to the second quarter of 2016.

Operating expenses increased $3.0 million, or 12 percent, in the second quarter of 2017 compared to the second quarter of 2016 due primarily to higher maintenance expense of $1.7 million at the Houston, St. Charles, Corpus Christi, and Three Rivers terminals, which was mainly related to inspection activity. In addition, we incurred total incremental operating expenses of $1.0 million related to our Red River crude system and to the rail loading facility at our St. Charles terminal, which was placed in service in the second quarter of 2017.
General and administrative expenses increased $148,000, or 4 percent, in the second quarter of 2017 compared to the second quarter of 2016 due primarily to higher public company costs of $156,000.
Depreciation expense increased $684,000, or 6 percent, in the second quarter of 2017 compared to the second quarter of 2016 due primarily to depreciation expense recognized on the assets that compose our Red River crude system, which was acquired in the first quarter of 2017.
“Interest and debt expense, net of capitalized interest” increased $5.3 million in the second quarter of 2017 compared to the second quarter of 2016 due to the following:

•
Incremental borrowings in connection with the Meraux and Three Rivers terminals acquisition. In connection with the acquisition of the Meraux and Three Rivers Terminal Services Business from Valero in September 2016, we borrowed $210.0 million under the Revolver. Interest expense on the incremental borrowings was approximately $1.3 million in the second quarter of 2017.

•
Incremental interest expense incurred on the Senior Notes. In December 2016, we issued $500.0 million of 4.375% senior notes due December 2026 (the Senior Notes). We used the proceeds of the Senior Notes to repay $494.0 million of outstanding borrowings under the Revolver. The interest rate on the Senior Notes is higher than the Revolver, thereby increasing the effective interest rate in 2017. Incremental interest expense resulting from the Senior Notes was approximately $2.3 million in the second quarter of 2017.

•
Higher interest rates in 2017. We incurred additional interest of $759,000 in the second quarter of 2017 on borrowings under the Loan Agreements, which have variable interest rates, as interest rates rose during the quarter.

Results of Operations
(in thousands, except per unit amounts)

	Six Months Ended June 30,
	2017	2016	Change
Operating revenues – related party	$216,361	$166,431	$49,930
Costs and expenses:
Operating expenses	50,600	48,372	2,228
General and administrative expenses	7,693	8,080	(387)
Depreciation expense	24,280	23,333	947
Total costs and expenses	82,573	79,785	2,788
Operating income	133,788	86,646	47,142
Other income, net	246	134	112
Interest and debt expense, net of capitalized interest	(16,840)	(5,910)	(10,930)
Income before income taxes	117,194	80,870	36,324
Income tax expense	614	545	69
Net income	116,580	80,325	36,255
Less: Net loss attributable to Predecessor	—	(12,420)	12,420
Net income attributable to partners	116,580	92,745	23,835
Less: General partner’s interest in net income	20,886	8,717	12,169
Limited partners’ interest in net income	$95,694	$84,028	$11,666

Net income per limited partner unit – basic and diluted:
Common units	$1.41	$1.28
Subordinated units	$—	$1.28

Weighted-average limited partner units outstanding – basic and diluted:
Common units	67,912	36,884
Subordinated units	—	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Six Months Ended June 30,
	2017	2016	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$48,034	$39,563	$8,471
Pipeline transportation throughput (BPD) (a)	982,873	884,725	98,148
Average pipeline transportation revenue per barrel (b)	$0.27	$0.25	$0.02

Terminaling:
Terminaling revenues	$167,303	$126,598	$40,705
Terminaling throughput (BPD)	2,793,654	1,998,077	795,577
Average terminaling revenue per barrel (b)	$0.33	$0.35	$(0.02)

Storage and other revenues	$1,024	$270	$754

Total operating revenues – related party	$216,361	$166,431	$49,930

Capital expenditures:
Maintenance	$3,373	$5,711	$(2,338)
Expansion	11,867	5,895	5,972
Total capital expenditures	15,240	11,606	3,634
Less: Capital expenditures attributable to Predecessor	—	2,281	(2,281)
Capital expenditures attributable to Partnership	$15,240	$9,325	$5,915

Other financial information:
Distribution declared per unit	$0.8825	$0.7050

Distribution declared:
Limited partner units – public	$19,841	$15,169
Limited partner units – Valero	40,319	31,399
General partner units – Valero	19,994	7,952
Total distribution declared	$80,154	$54,520
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

Operating revenues increased $49.9 million, or 30 percent, in the first six months of 2017 compared to the first six months of 2016. The increase was due primarily to the following:

•
Incremental terminaling throughput from acquired businesses. We experienced a 22 percent increase in operating revenues in the first six months of 2017 compared to the first six months of 2016 generated by the McKee, Meraux, and Three Rivers terminals we acquired from Valero subsequent to the first quarter of 2016. The incremental throughput volumes at these terminals had a favorable impact to our operating revenues of $36.6 million.

•
Incremental operating revenues at Red River crude system. The incremental throughput volumes from the Red River crude system had a favorable impact to our operating revenues of $4.6 million. The higher transportation revenue per barrel generated by this system contributed to a higher average pipeline transportation revenue per barrel in the first six months of 2017 compared to the first six months of 2016.

Operating expenses increased $2.2 million, or 5 percent, for the first six months of 2017 compared to the first six months of 2016 due primarily to total incremental expense of $1.5 million related to our Red River crude system and to the rail loading facility at our St. Charles terminal, which was placed in service in the second quarter of 2017.
General and administrative expenses decreased $387,000, or 5 percent, for the first six months of 2017 compared to the first six months of 2016 due primarily to lower business acquisition costs (legal and investment advisor fees) of $387,000. We incurred these costs in the first six months of 2016 in connection with our acquisition of the McKee terminal in April 2016.
Depreciation expense increased $947,000, or 4 percent, in the first six months of 2017 compared to the first six months of 2016 due primarily to depreciation expense recognized on the assets that compose our Red River crude system, which was acquired in the first quarter of 2017.
“Interest and debt expense, net of capitalized interest” increased $10.9 million in the first six months of 2017 compared to the first six months of 2016 due to the following:

•
Incremental borrowings in connection with the 2016 acquisitions. In connection with the acquisition of the McKee Terminal Services Business in April 2016 and the Meraux and Three Rivers Terminal Services Business in September 2016 from Valero, we borrowed $139.0 million and $210.0 million, respectively, under the Revolver. Interest expense on the incremental borrowings was approximately $3.3 million in the first six months of 2017.

•
Incremental interest expense incurred on the Senior Notes. As previously noted in the analysis of second quarter results, we issued the Senior Notes in December 2016 and used the proceeds to repay $494.0 million of outstanding borrowings under the Revolver. The interest rate on the Senior Notes is higher than the Revolver, thereby increasing the effective interest rate in 2017. Incremental interest expense resulting from the Senior Notes was approximately $4.9 million in the first six months of 2017.

•
Higher interest rates in 2017. We incurred additional interest of $1.3 million in the first six months of 2017 on borrowings under the Loan Agreements, which have variable interest rates, as interest rates rose during the first six months of 2017.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under the Revolver, and issuances of additional debt and equity securities. We may also enter into financing transactions with Valero in connection with acquisitions. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Unit Offerings
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the six months ended June 30, 2017, we issued 742,897 common units under our ATM Program and received proceeds of $35.2 million, which is net of $517,000 of expenses incurred with respect to the sale of these units. Concurrent with the issuance of common units under our ATM Program, our general partner contributed $748,000 in exchange for 15,602 general partner units to maintain its 2.0 percent general partner interest in the Partnership.
Distributions
On July 19, 2017 the board of directors of our general partner declared a distribution of $0.455 per unit applicable to the second quarter of 2017, which equates to $42.1 million in total distributions to unitholders of record as of August 1, 2017. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2016:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
June 30, 2017	$0.4550	$42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016

Revolver
The Revolver consists of aggregate commitments of $750.0 million and matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit up to $100.0 million. As of June 30, 2017, we had $30.0 million of borrowings and no letters of credit outstanding under the Revolver. As a result, we have $720 million of available capacity.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2017	2016 (a)
Cash flows provided by (used in):
Operating activities	$140,982	$100,684
Investing activities	(87,025)	(62,949)
Financing activities	(37,471)	(51,351)
Net increase (decrease) in cash and cash equivalents	$16,486	$(13,616)

(a) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business.
Cash Flows for the Six Months Ended June 30, 2017
Our operations generated $141.0 million of cash in the first six months of 2017, driven primarily by net income of $116.6 million plus noncash adjustments (mainly for depreciation expense) of $25.1 million, partially offset by an unfavorable change in working capital of $734,000. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of a decrease in “deferred revenue – related party” of $3.2 million, partially offset by a decrease in “accounts receivable – related party” of $1.5 million. The change in our working capital is further described in Note 10 of Condensed Notes to Consolidated Financial Statements. The decrease in “deferred revenue – related party” was due to Valero’s use of deficiency payments that it had paid to us in previous periods associated with its minimum volume commitments to us. The decrease in “accounts receivable – related party” was attributable primarily to lower billings related to our Three Rivers terminal, which experienced lower volumes in the period as a result of planned maintenance activity at Valero’s Three Rivers Refinery.
The $141.0 million of cash generated by our operations, along with $36.5 million in proceeds received in connection with our ATM program, were used mainly to:

•	fund the $71.8 million acquisition of the Red River crude system;

•	pay $72.9 million in cash distributions to limited partners and our general partner;

•	fund $15.2 million in capital expenditures; and

•	pay $1.0 million in debt issuance and offering costs.

Cash Flows for the Six Months Ended June 30, 2016
Our operations generated $100.7 million of cash in the first six months of 2016, driven primarily by net income of $80.3 million plus noncash adjustments (primarily for depreciation expense) of $23.8 million, partially offset by an unfavorable change in working capital of $3.4 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of an increase in “accounts receivable – related party” of $2.9 million and a decrease in “accounts payable – related party” of $2.6 million, partially offset by an increase in “deferred revenue – related party” of $1.1 million. The change in our working capital is further described in Note 10 of Condensed Notes to Consolidated Financial Statements. The increase in “accounts receivable – related party” was attributable primarily to billings related to our McKee terminal, which was acquired subsequent to the first quarter of 2016. The decrease in “accounts payable – related party” was attributable primarily to the timing of invoices from Valero for services provided to our general partner under our amended and restated services and secondment agreement. The increase in “deferred revenue – related party” was due to higher deficiency payments made by Valero associated with its minimum volume commitments to us.
The $100.7 million of cash generated by our operations, along with $139.0 million in borrowings under the Revolver, and $11.4 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, were used mainly to:

•
fund $204.0 million for the acquisition from Valero of the McKee Terminal Services Business ($51.4 million represented Valero’s carrying value in the net assets transferred to us and was reflected as an investing activity, and $152.6 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity);

•	pay $48.3 million in cash distributions to limited partners and our general partner;

•	fund $11.6 million in capital expenditures;

•	make debt repayments of $663,000 on our capital lease obligations; and

•	pay $108,000 in offering costs.

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
Our capital expenditures were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016 (a)
Maintenance	$3,373	$5,711
Expansion (b)	11,867	5,895
Total capital expenditures	$15,240	$11,606

(a) Financial information has been retrospectively adjusted for the acquisition of the Meraux and Three Rivers Terminal Services Business.
(b) This table excludes amounts paid for our acquisitions. See Note 2 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in the first six months of 2017 were primarily for:

•	the construction of a rail loading facility and new tank at the St. Charles terminal; and

•	the construction of a new tank at our Port Arthur products system.

Our capital expenditures in the first six months of 2016 were primarily for:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our Three Rivers, St. Charles, and Houston terminals to extend the useful lives of the tanks; and

•	the improvement of assets at our Lucas crude system for enhanced monitoring of pipeline shipments.

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

In addition to the above-mentioned capital expenditures, Valero funded $19.3 million of capital projects primarily related to the St. Charles, Meraux, Corpus Christi, Three Rivers, Houston, and McKee terminals. Valero agreed to fund these projects in connection with the acquisitions from Valero. See Note 10 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.

Contractual Obligations
As of June 30, 2017, our contractual obligations included debt obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2017.

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
There were no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2017.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2017, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2016 was filed.

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

	June 30, 2017
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$512,935
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.55%	—%	—%	2.55%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$506,670
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.27%	—%	—%	2.27%

(a) Excludes unamortized discount and deferred issuance costs.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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
Date: August 8, 2017