Form 10-Q
period 2017-09-30
VALERO ENERGY PARTNERS LP
filed 2017-11-08
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐ No ☑
The registrant had 69,256,172 common units representing limited partner interests and 1,413,391 general partner units outstanding as of November 1, 2017.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$115,755	$71,491
Receivables – related party	35,995	36,889
Receivables	225	1,682
Prepaid expenses and other	485	997
Total current assets	152,460	111,059
Property and equipment, at cost	1,340,906	1,216,288
Accumulated depreciation	(385,959)	(351,208)
Property and equipment, net	954,947	865,080
Deferred charges and other assets, net	2,743	3,118
Total assets	$1,110,150	$979,257
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$14,488	$10,652
Accounts payable – related party	8,781	7,348
Accrued liabilities	738	870
Accrued liabilities – related party	93	192
Accrued interest payable	6,453	1,280
Accrued interest payable – related party	844	47
Taxes other than income taxes payable	3,975	2,457
Deferred revenue – related party	432	3,525
Total current liabilities	35,804	26,371
Debt	525,177	525,355
Notes payable – related party	370,000	370,000
Other long-term liabilities	1,985	1,707
Commitments and contingencies
Partners’ capital:
Common unitholders – public (22,487,586 and 21,738,692 units outstanding)	583,436	548,619
Common unitholder – Valero (45,687,271 and 45,687,271 units outstanding)	(399,718)	(482,197)
General partner – Valero (1,391,323 and 1,375,721 units outstanding)	(6,534)	(10,598)
Total partners’ capital	177,184	55,824
Total liabilities and partners’ capital	$1,110,150	$979,257

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues – related party	$109,340	$92,040	$325,701	$258,471
Costs and expenses:
Cost of revenues (excluding depreciation expense reflected below) (a)	26,478	24,089	77,078	72,461
Depreciation expense	12,113	11,319	36,393	34,652
Other operating expenses	537	—	537	—
General and administrative expenses (b)	3,865	4,094	11,558	12,174
Total costs and expenses	42,993	39,502	125,566	119,287
Operating income	66,347	52,538	200,135	139,184
Other income, net	300	76	546	210
Interest and debt expense, net of capitalized interest (c)	(8,747)	(3,672)	(25,587)	(9,582)
Income before income taxes	57,900	48,942	175,094	129,812
Income tax expense	311	235	925	780
Net income	57,589	48,707	174,169	129,032
Less: Net loss attributable to Predecessor	—	(3,002)	—	(15,422)
Net income attributable to partners	57,589	51,709	174,169	144,454
Less: General partner’s interest in net income	13,037	6,634	33,923	15,351
Limited partners’ interest in net income	$44,552	$45,075	$140,246	$129,103

Net income per limited partner unit – basic and diluted:
Common units	$0.65	$0.77	$2.06	$2.08
Subordinated units	$—	$0.29	$—	$1.73

Weighted-average limited partner units outstanding:
Common units – basic and diluted	68,163	53,899	67,997	42,597
Subordinated units – basic and diluted	—	12,517	—	23,326

Cash distribution declared per unit	$0.4800	$0.3850	$1.3625	$1.0900

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(a) Cost of revenues (excluding depreciation expense) – related party	$16,474	$15,554	$48,242	$45,822
(b) General and administrative expenses – related party	$3,186	$3,156	$9,557	$9,353
(c) Interest and debt expense – related party	$2,579	$1,649	$7,029	$4,799
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2015	$581,489	$28,430	$(313,961)	$(5,805)	$103,999	$394,152
Net income (loss):
Attributable to Predecessor	—	—	—	—	(15,422)	(15,422)
Attributable to partners	42,096	41,685	45,322	15,351	—	144,454
Net transfers from Valero Energy Corporation	—	—	—	—	15,030	15,030
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	67,800	32,758	3,049	(103,607)	—
Consideration paid to Valero Energy Corporation for acquisitions	—	(397,859)	(153,067)	(14,074)	—	(565,000)
Units issued to Valero Energy Corporation in connection with acquisitions	—	83,300	—	1,700	—	85,000
Conversion of subordinated units	—	(406,374)	406,374	—	—	—
Unit issuance	6,096	—	—	58	—	6,154
Transfers to (from) partners	(73,075)	75,765	—	(2,690)	—	—
Noncash capital contributions from Valero Energy Corporation	—	11,057	12,084	679	—	23,820
Cash distributions to unitholders and distribution equivalent right payments	(22,052)	(15,908)	(29,510)	(9,761)	—	(77,231)
Unit-based compensation	134	—	—	—	—	134
Balance as of September 30, 2016	$534,688	$(512,104)	$—	$(11,493)	$—	$11,091

Balance as of December 31, 2016	$548,619	$(482,197)	$—	$(10,598)	$—	$55,824
Net income attributable to partners	46,001	94,245	—	33,923	—	174,169
Unit issuance	33,429	—	—	748	—	34,177
Transfers to (from) partners	(16,097)	19,816	—	(3,719)	—	—
Noncash capital contributions from Valero Energy Corporation	—	27,308	—	558	—	27,866
Cash distributions to unitholders and distribution equivalent right payments	(28,713)	(58,890)	—	(27,446)	—	(115,049)
Unit-based compensation	197	—	—	—	—	197
Balance as of September 30, 2017	$583,436	$(399,718)	$—	$(6,534)	$—	$177,184

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$174,169	$129,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	36,393	34,652
Changes in current assets and current liabilities	7,988	(2,179)
Changes in deferred charges and credits and other operating activities, net	1,269	707
Net cash provided by operating activities	219,819	162,212
Cash flows from investing activities:
Capital expenditures	(24,297)	(15,911)
Acquisition of undivided interest in Red River crude system	(71,793)	—
Acquisitions from Valero Energy Corporation	—	(103,607)
Other investing activities, net	142	29
Net cash used in investing activities	(95,948)	(119,489)
Cash flows from financing activities:
Proceeds from debt borrowings	—	349,000
Repayment of debt and capital lease obligations	—	(868)
Payment of debt issuance costs	(492)	—
Proceeds from issuance of common units	35,728	2,853
Proceeds from issuance of general partner units	748	58
Payment of offering costs	(542)	(412)
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	—	(376,393)
Cash distributions to unitholders and distribution equivalent right payments	(115,049)	(77,231)
Net transfers from Valero Energy Corporation	—	14,886
Net cash used in financing activities	(79,607)	(88,107)
Net increase (decrease) in cash and cash equivalents	44,264	(45,384)
Cash and cash equivalents at beginning of period	71,491	80,783
Cash and cash equivalents at end of period	$115,755	$35,399

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Valero Energy Partners LP (the Partnership) is a fee-based, master limited partnership formed by Valero (defined below) in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other transportation and logistics assets.

References in this report to “Partnership,” “we,” “us,” or “our” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner, and other than Diamond Green Diesel Holdings, LLC (DGD), a joint venture consolidated by Valero.
We acquired from Valero the McKee Terminal Services Business on April 1, 2016, the Meraux and Three Rivers Terminal Services Business on September 1, 2016, and Parkway Pipeline LLC (Parkway Pipeline) and the Port Arthur terminal (defined in Note 2) on November 1, 2017. We acquired the Red River crude system (defined in Note 2) from Plains All American Pipeline L.P. (Plains) on January 18, 2017. See Note 2 for further discussion of these acquisitions.
Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
We generate operating revenues by providing fee-based transportation and terminaling services.
Basis of Presentation
General
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The balance sheet as of December 31, 2016 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.
Acquisitions from Valero
The acquisitions from Valero in 2016 noted above were accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, we recorded these acquisitions on our balance sheet at Valero’s carrying value as of the beginning of the period of transfer, and we retrospectively adjusted prior period financial statements and financial information to furnish comparative information. We refer to

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the historical results of the transferred assets from Valero prior to their transfer to us as those of our “Predecessor.”
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
The acquisitions of Parkway Pipeline and the Port Arthur terminal on November 1, 2017 will be accounted for as acquisitions of assets and as such, our prior period financial statements and financial information will not be retrospectively adjusted. However, because these assets were transferred between entities under the common control of Valero, we will record these assets on our balance sheet at Valero’s carrying value as of November 1, 2017.
The financial information presented for the periods after the effective dates of each acquisition represents the consolidated financial position, results of operations, and cash flows of the Partnership.
Reclassifications
Certain amounts reported as of December 31, 2016 and for the nine months ended September 30, 2016 have been reclassified to conform to the 2017 presentation.

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
Accounting Pronouncement Adopted During the Period
ASU No. 2017-01
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805),” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes, and outputs. These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017,

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with early adoption permitted. Our early adoption of this ASU effective January 1, 2017 did not have an effect on our financial position or results of operations. However, our acquisitions of Parkway Pipeline and the Port Arthur terminal on November 1, 2017 will be, and more of our future acquisitions may be, accounted for as acquisitions of assets in accordance with this ASU.
Accounting Pronouncements Not Yet Adopted
ASU No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue. This new standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We have completed our evaluation of the provisions of this standard and concluded that our adoption will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. We will adopt this new standard effective January 1, 2018, and we will use the modified retrospective method of adoption as permitted by the standard. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We do not, however, expect to make such an adjustment to partners’ capital. We are currently developing our revenue disclosures and enhancing our accounting systems to enable the preparation of such disclosures as well as the implementation of our internal controls.

Certain of our commercial agreements are considered operating leases under U.S. GAAP. The scope of Topic 606 does not extend to revenues generated by lease arrangements; therefore, lease revenues generated by us will continue to be accounted for under existing lease accounting standards and will be reflected in a separate revenue line item on our statements of income.

ASU No. 2016-01
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

ASU No. 2016-02
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
Acquisitions in 2017
Red River Crude System
Effective January 18, 2017, we acquired a 40 percent undivided interest in (i) the newly constructed Hewitt segment of Plains’ Red River pipeline (the Hewitt segment), (ii) two 150,000 shell barrel capacity tanks located at Hewitt Station in Hewitt, Oklahoma (the Hewitt Storage Tanks), and (iii) a pipeline connection from Hewitt Station to Wasson Station (the Wasson Interconnect) (collectively, the Red River crude system) for total cash consideration of $71.8 million. We funded this acquisition with available cash on hand.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parkway Pipeline and Port Arthur Terminal
Effective November 1, 2017, we acquired Parkway Pipeline , a subsidiary of Valero, that owns and operates a 141-mile, 16-inch refined petroleum products pipeline with 110,000 barrels per day of capacity that transports refined petroleum products from Valero’s St. Charles Refinery, located in Norco, Louisiana, to Collins, Mississippi for supply into the Plantation and Colonial pipeline systems, for cash consideration of $200.0 million. We funded the cash distribution with $82.0 million of our cash on hand and $118.0 million of borrowings under our revolving credit facility. We also acquired Valero Partners Port Arthur, LLC, a subsidiary of Valero that owns certain terminaling assets (Port Arthur terminal) that support Valero’s Port Arthur Refinery for total consideration of $308.0 million, which consisted of (i) a cash distribution of $262.0 million and (ii) the issuance of 1,081,315 common units and 22,068 general partner units to Valero having an aggregate value of $46.0 million. We funded the cash distribution with $262.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility. These acquisitions were accounted for as acquisitions of assets.
Concurrent with the acquisitions of Parkway Pipeline and the Port Arthur terminal described above, we entered into various amended and restated agreements with Valero.

3.	RELATED-PARTY TRANSACTIONS
New and Amended Commercial Agreements in 2017
Agreement with Diamond Green Diesel
Effective March 31, 2017, we entered into a commercial agreement with DGD to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. The construction of the rail loading facility was completed in April 2017, and we began providing services to DGD in May 2017. In addition, we have agreed to construct a new 180,000 barrel storage tank and provide storage services to DGD. The construction of the new tank is expected to be completed in the first quarter of 2018. The agreement has an initial term that ends on June 30, 2033. The agreement contains minimum commitments for DGD’s use of the assets.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of our operating revenues are generated by providing services under our commercial agreements described above. The cost of services provided to us by Valero, including the cost of financing provided to us by Valero in connection with certain acquisitions from Valero as more fully described in Notes 2 and 5, is reflected in the supplemental information disclosure on our statements of income.
Concentration Risk
Substantially all of our operating revenues and “receivables – related party” resulted from transactions with Valero. Therefore, we are subject to the business risks associated with Valero’s business.
Insurance Recoveries
During the three and nine months ended September 30, 2017, we experienced property damage losses and repair costs associated with Hurricane Harvey primarily at our Houston terminal and Port Arthur products system. As a result of these losses, we have submitted claims under our insurance policies with Valero. The amount shown in our statements of income as other operating expenses reflects the uninsured portion of our losses. As of September 30, 2017, we have recorded a $2.3 million receivable from Valero related to our property damage claims, which was recorded as a reduction to other operating expenses.

Operating Leases – Lessor
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. These lease revenues are recorded within “operating revenues – related party” in our statements of income. The components of our lease revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Minimum rental revenues	$70,588	$60,133	$208,859	$164,659
Contingent rental revenues	15,223	10,710	42,721	28,271
Total lease revenues	$85,811	$70,843	$251,580	$192,930
As of September 30, 2017, future minimum rentals to be received related to these noncancelable commercial agreements were as follows (in thousands):

Remainder of 2017	$70,589
2018	280,056
2019	280,056
2020	280,824
2021	280,056
Thereafter	2,394,350
Total minimum rental payments	$3,585,931

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	PROPERTY AND EQUIPMENT
Our property and equipment includes non-leased assets and assets under operating leases for which we are the lessor under U.S. GAAP. Major classes of property and equipment consisted of the following (in thousands):

	September 30, 2017
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	224,794	113,381	338,175
Terminals and related assets	120,482	816,684	937,166
Other	10,530	—	10,530
Construction-in-progress	50,363	—	50,363
Property and equipment, at cost	410,841	930,065	1,340,906
Accumulated depreciation	(123,924)	(262,035)	(385,959)
Property and equipment, net	$286,917	$668,030	$954,947

	December 31, 2016
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	224,656	47,366	272,022
Terminals and related assets	112,614	793,765	906,379
Other	9,538	—	9,538
Construction-in-progress	23,677	—	23,677
Property and equipment, at cost	375,157	841,131	1,216,288
Accumulated depreciation	(115,538)	(235,670)	(351,208)
Property and equipment, net	$259,619	$605,461	$865,080

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	DEBT AND NOTES PAYABLE – RELATED PARTY
Debt
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. Borrowings on the Revolver bear interest at a variable rate, which was 2.75 percent and 2.3125 percent as of September 30, 2017 and December 31, 2016, respectively.
There was no activity related to our debt during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we borrowed $139.0 million and $210.0 million under the Revolver in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, respectively. See Note 2 for information about our acquisitions from Valero.
In connection with the acquisitions of Parkway Pipeline and the Port Arthur terminal as described in Note 2, we borrowed $118.0 million and $262.0 million, respectively, under the Revolver on November 1, 2017. These borrowings bear interest at variable rates, which were 2.75 percent and 2.875 percent, respectively, as of November 1, 2017.
Notes Payable – Related Party
There was no activity under our two subordinated credit agreements with Valero (the Loan Agreements) for the nine months ended September 30, 2017 and 2016. Borrowings on the Loan Agreements bear interest at a variable rate, which was 2.73722 percent and 2.27 percent as of September 30, 2017 and December 31, 2016, respectively.

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
As of September 30, 2017, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

	Agreements With
	Related Party	Others	Total
Remainder of 2017	$2,436	$226	$2,662
2018	9,744	1,068	10,812
2019	9,744	1,052	10,796
2020	9,745	1,052	10,797
2021	9,745	1,047	10,792
Thereafter	219,893	25,362	245,255
Total minimum rental payments	$261,307	$29,807	$291,114
Minimum rental expenses for all operating leases are shown in the following table (in thousands). Contingent rental expense for all operating leases was immaterial.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Minimum rental expenses – related party	$2,437	$2,281	$7,310	$6,518
Minimum rental expenses – others	304	175	909	541
Total minimum rental expenses	$2,741	$2,456	$8,219	$7,059

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that our limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2016:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
September 30, 2017	$0.4800	$46,242	October 19, 2017	November 1, 2017	November 9, 2017
June 30, 2017	0.4550	42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General partner’s distributions:
General partner’s distributions	$925	$644	$2,362	$1,734
General partner’s incentive distribution rights (IDRs)	12,074	5,600	30,631	12,462
Total general partner’s distributions	12,999	6,244	32,993	14,196
Limited partners’ distributions:
Common – public	10,789	8,336	30,620	23,495
Common – Valero	22,449	17,590	62,768	28,692
Subordinated – Valero	—	—	—	20,297
Total limited partners’ distributions	33,238	25,926	93,388	72,484
DERs	5	5	15	15
Total cash distributions, including DERs	$46,242	$32,175	$126,396	$86,695

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	NET INCOME PER LIMITED PARTNER UNIT
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and nine months ended September 30, 2017 and 2016, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three and nine months ended September 30, 2017 and 2016.
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The subordinated units were only allocated earnings generated by us through the conversion date. See Note 9 for further discussion of the conversion of subordinated units.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended September 30, 2017
	General Partner	Limited Partners Common Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$925	$33,238	$—	$34,163
General partner’s IDRs	12,074	—	—	12,074
DERs	—	—	5	5
Distributions and DERs declared	12,999	33,238	5	46,242
Undistributed earnings	38	11,307	2	11,347
Net income available to limited partners – basic and diluted	$13,037	$44,545	$7	$57,589

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		68,163

Net income per limited partner unit – basic and diluted		$0.65

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$644	$25,926	$—	$—	$26,570
General partner’s IDRs	5,600	—	—	—	5,600
DERs	—	—	—	5	5
Distributions and DERs declared	6,244	25,926	—	5	32,175
Undistributed earnings	390	15,533	3,607	4	19,534
Net income available to limited partners – basic and diluted	$6,634	$41,459	$3,607	$9	$51,709

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		53,899	12,517

Net income per limited partner unit – basic and diluted		$0.77	$0.29

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2017
	General Partner	Limited Partners Common Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$2,362	$93,388	$—	$95,750
General partner’s IDRs	30,631	—	—	30,631
DERs	—	—	15	15
Distributions and DERs declared	32,993	93,388	15	126,396
Undistributed earnings	930	46,834	9	47,773
Net income available to limited partners – basic and diluted	$33,923	$140,222	$24	$174,169

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		67,997

Net income per limited partner unit – basic and diluted		$2.06

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2016
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,734	$52,187	$20,297	$—	$74,218
General partner’s IDRs	12,462	—	—	—	12,462
DERs	—	—	—	15	15
Distributions and DERs declared	14,196	52,187	20,297	15	86,695
Undistributed earnings	1,155	36,568	20,025	11	57,759
Net income available to limited partners – basic and diluted	$15,351	$88,755	$40,322	$26	$144,454

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		42,597	23,326

Net income per limited partner unit – basic and diluted		$2.08	$1.73

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	PARTNERS’ CAPITAL
Unit Activity
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Units issued in connection with acquisitions (see Note 2)	—	1,878,680	—	38,340	1,917,020
Conversion of subordinated units	—	28,789,989	(28,789,989)	—	—
Units issued under ATM Program	65,980	—	—	—	65,980
General partner units issued to maintain 2% interest	—	—	—	1,346	1,346
Balance as of September 30, 2016	21,581,589	45,687,271	—	1,372,515	68,641,375

Balance as of December 31, 2016	21,738,692	45,687,271	—	1,375,721	68,801,684
Unit-based compensation	5,997	—	—	—	5,997
Units issued under ATM Program	742,897	—	—	—	742,897
General partner units issued to maintain 2% interest	—	—	—	15,602	15,602
Balance as of September 30, 2017	22,487,586	45,687,271	—	1,391,323	69,566,180
ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). The table below summarizes activities of the common units issued under our ATM Program and general partner units issued to maintain the 2.0 percent general partner interest in the Partnership.

	Units Issued	Total Proceeds	Offering Costs	Net Proceeds
		(in thousands)
Nine months ended September 30, 2017:
Common – public	742,897	$35,728	$542	$35,186
General partner	15,602	748	—	748

Nine months ended September 30, 2016:
Common – public	65,980	2,853	39	2,814
General partner	1,346	58	—	58

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Unit Conversion
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.
Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us. Transfers to (from) partners resulted from the issuance of equity under our ATM Program for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, transfers to (from) partners resulted from the issuance of equity to Valero in connection with our acquisition of the Meraux and Three Rivers Terminal Services Business and issuance of equity under our ATM Program.

10.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Decrease (increase) in current assets:
Receivables – related party	$894	$(7,668)
Receivables	(225)	—
Prepaid expenses and other	512	223
Increase (decrease) in current liabilities:
Accounts payable	1,361	791
Accounts payable – related party	1,433	(558)
Accrued liabilities	(283)	(212)
Accrued liabilities – related party	(99)	(66)
Accrued interest payable	5,173	565
Accrued interest payable – related party	797	71
Taxes other than income taxes payable	1,518	1,000
Deferred revenue – related party	(3,093)	3,675
Changes in current assets and current liabilities	$7,988	$(2,179)

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash investing and financing activities that affected recognized assets or liabilities for the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Transfer (from) to Valero for:
Deferred income taxes	$—	$(190)
Change in accrued capital expenditures	—	46
Increase (decrease) in accounts payable related to capital expenditures	2,424	(2,499)
Noncash capital contributions from Valero	27,866	23,820
Units issued to Valero in connection with the acquisitions (see Note 2)	—	85,000
In addition to the activities in the above table, noncash financing activities for the nine months ended September 30, 2017 included the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the issuance of common units under our ATM Program described in Note 9.
Noncash financing activities for the nine months ended September 30, 2016 included:

•	the conversion of all of our outstanding subordinated units into common units having an aggregate value of $406.4 million, described in Note 9; and

•
the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the issuance of common units (i) to Valero for the acquisition of the Meraux and Three Rivers Terminal Services Business and (ii) under our ATM Program, described in Note 9.

The following table presents our investing and financing cash outflows in connection with the acquisitions from Valero described in Note 2 (in thousands). Of the cash consideration paid, the portion attributed to Valero’s historical carrying value of each acquisition was reflected as an investing cash outflow and the excess purchase price paid over the carrying value of each acquisition was reflected as a financing cash outflow.

	Investing Cash Outflow	Financing Cash Outflow	Total Cash Outflow
Nine months ended September 30, 2016:
McKee Terminal Services Business	$51,361	$152,639	$204,000
Meraux and Three Rivers Terminal Services Business	52,246	223,754	276,000
	$103,607	$376,393	$480,000

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no net transfers from Valero during the nine months ended September 30, 2017. The following is a reconciliation of the amounts presented as net transfers from Valero on our statement of partners’ capital and statement of cash flows (in thousands) for the nine months ended September 30, 2016.

Nine Months Ended September 30, 2016
Net transfers from Valero per statement of partners’ capital	$15,030
Less: Noncash transfers from Valero	144
Net transfers from Valero per statement of cash flows	$14,886

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Interest paid	$19,136	$8,688
Income taxes paid	695	496

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$115,755	$115,755	$71,491	$71,491
Financial liabilities:
Debt:
Revolver	30,000	30,000	30,000	30,000
Senior Notes	495,177	516,305	495,355	506,670
Notes payable – related party	370,000	370,000	370,000	370,000
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
OVERVIEW
Third Quarter Results
We reported net income and net income attributable to partners of $57.6 million in the third quarter of 2017. This compares to net income of $48.7 million and net income attributable to partners of $51.7 million in the third quarter of 2016.

The increase in net income of $8.9 million was due primarily to $10.0 million of revenues generated by our Meraux and Three Rivers terminals in the third quarter of 2017. We acquired these terminals from Valero in September 2016 as further described in Note 2 of Condensed Notes to Consolidated Financial Statements. Valero did not charge for services provided by these terminals prior to our acquisition; therefore, the increase in net income in the third quarter of 2017 compared to the third quarter of 2016 was due primarily to the revenues associated with services provided by these terminals in the third quarter of 2017.
Net income attributable to partners represents our results of operations only and excludes the results of our Predecessor. Our Predecessor’s results are those that are associated with the Meraux and Three Rivers terminals for the periods prior to the date we acquired these businesses from Valero and represent only the costs of operating the terminals. See Note 1 of Condensed Notes to Consolidated Financial Statements for the reason that results of businesses acquired from Valero are included with our results for periods prior to their dates of acquisition. The increase in net income attributable to partners of $5.9 million in the third quarter of 2017 compared to the third quarter of 2016 was due primarily to the operating results generated by our Meraux and Three Rivers terminals in the third quarter of 2017 as Valero did not historically charge for these services. The increase is also attributable to the results of the Red River crude system that we acquired in January 2017 as further described in Note 2 of Condensed Notes to Consolidated Financial Statements.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
First Nine Months Results
We reported net income and net income attributable to partners of $174.2 million in the first nine months of 2017. This compares to net income of $129.0 million and net income attributable to partners of $144.5 million in the first nine months of 2016.
The increase in net income of $45.1 million was due primarily to $46.7 million of revenues generated by our McKee, Meraux, and Three Rivers terminals in the first nine months of 2017. We acquired the McKee terminal from Valero in April 2016 and the Meraux and Three Rivers terminals from Valero in September 2016. As previously noted, Valero did not charge for services provided by these terminals prior to our acquisition; therefore, the increase in net income in the first nine months of 2017 compared to the first nine months of 2016 was due primarily to the revenues associated with services provided by these terminals in the first nine months of 2017.
As previously noted, net income attributable to partners represents our results of operations only and excludes the results of our Predecessor. Our Predecessor’s results are those that are associated with the McKee, Meraux, and Three Rivers terminals for the periods prior to the dates we acquired these businesses from Valero. The increase in net income attributable to partners of $29.7 million in the first nine months of 2017 compared to the first nine months of 2016 is due primarily to the operating results generated by our McKee, Meraux, and Three Rivers terminals in the first nine months of 2017 as Valero did not historically charge for these services. The increase is also attributable to the results of the Red River crude system that we acquired in January 2017 as further described in Note 2 of Condensed Notes to Consolidated Financial Statements.
Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
Substantially all of our operating revenues are generated from fee-based arrangements with Valero, and the amount of operating revenues we generate depends on the volumes of crude oil and refined petroleum products owned by Valero that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by the reliability of Valero’s refineries served by our pipelines and terminals as well as the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. However, our arrangements with Valero contain minimum volume commitments that require Valero to ship minimum volumes during each calendar quarter or pay us for the shortfall. Shortfall payments are recognized as revenue in future quarters as they are used for volumes shipped in excess of minimum volume commitments or when we determine that is it not probable that Valero will ship volumes in excess of its minimum volume commitments prior to the expiration of Valero’s use of those payments. Valero has historically met or exceeded most of its minimum volume commitments, and we expect that Valero will transport volumes through our pipelines and throughput volumes at our terminals in 2017 generally consistent with historical levels at our existing assets.
Effective March 31, 2017, we entered into an agreement with DGD, a joint venture consolidated by Valero, to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. The construction of the rail loading facility was completed in April 2017, and we began providing services to DGD in May 2017. In addition, we have agreed to construct a new 180,000 barrel storage tank and provide storage services to DGD. The construction of the new tank is expected to be completed in the first quarter of 2018. This agreement contains minimum commitments for DGD’s use of the assets. We expect our revenues to increase in 2017 from the operations of the rail loading facility.

Effective November 1, 2017, we acquired Parkway Pipeline and the Port Arthur terminal for total consideration of $200.0 million and $308.0 million, respectively. See Note 2 for further discussion of these acquisitions. We expect our throughput volumes and revenues to increase in 2017 from the operations of Parkway Pipeline and the Port Arthur terminal.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the three and nine months ended September 30, 2017 and 2016. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,
	2017	2016	Change
Operating revenues – related party	$109,340	$92,040	$17,300
Costs and expenses:
Cost of revenues (excluding depreciation expense reflected below)	26,478	24,089	2,389
Depreciation expense	12,113	11,319	794
Other operating expenses	537	—	537
General and administrative expenses	3,865	4,094	(229)
Total costs and expenses	42,993	39,502	3,491
Operating income	66,347	52,538	13,809
Other income, net	300	76	224
Interest and debt expense, net of capitalized interest	(8,747)	(3,672)	(5,075)
Income before income taxes	57,900	48,942	8,958
Income tax expense	311	235	76
Net income	57,589	48,707	8,882
Less: Net loss attributable to Predecessor	—	(3,002)	3,002
Net income attributable to partners	57,589	51,709	5,880
Less: General partner’s interest in net income	13,037	6,634	6,403
Limited partners’ interest in net income	$44,552	$45,075	$(523)

Net income per limited partner unit – basic and diluted:
Common units	$0.65	$0.77
Subordinated units	$—	$0.29

Weighted-average limited partner units outstanding – basic and diluted:
Common units	68,163	53,899
Subordinated units	—	12,517

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended September 30,
	2017	2016	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$23,042	$18,371	$4,671
Pipeline transportation throughput (BPD) (a)	859,473	778,369	81,104
Average pipeline transportation revenue per barrel (b)	$0.29	$0.26	$0.03

Terminaling:
Terminaling revenues	$85,157	$73,534	$11,623
Terminaling throughput (BPD)	2,693,788	2,394,292	299,496
Average terminaling revenue per barrel (b)	$0.34	$0.33	$0.01

Storage and other revenues	$1,141	$135	$1,006

Total operating revenues – related party	$109,340	$92,040	$17,300

Capital expenditures:
Maintenance	$921	$3,352	$(2,431)
Expansion	8,136	953	7,183
Total capital expenditures	9,057	4,305	4,752
Less: Capital expenditures attributable to Predecessor	—	1,113	(1,113)
Capital expenditures attributable to Partnership	$9,057	$3,192	$5,865

Other financial information:
Distribution declared per unit	$0.4800	$0.3850

Distribution declared:
Limited partner units – public	$10,794	$8,341
Limited partner units – Valero	22,449	17,590
General partner units – Valero	12,999	6,244
Total distribution declared	$46,242	$32,175
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $17.3 million, or 19 percent, in the third quarter of 2017 compared to the third quarter of 2016. The increase was due primarily to the following:

•
Incremental operating revenues from acquired businesses. We experienced an 11 percent increase in operating revenues in the third quarter of 2017 compared to the third quarter of 2016 as a result of revenues generated by the Meraux and Three Rivers terminals we acquired from Valero in September 2016. The incremental throughput volumes at these terminals had a favorable impact to our operating revenues of $10.0 million.

•
Incremental operating revenues from the Red River crude system. The Red River crude system, which was acquired in January 2017, generated operating revenues of $2.6 million. The higher transportation revenue per barrel generated by this system also contributed to a higher average pipeline transportation revenue per barrel in the third quarter of 2017 compared to the third quarter of 2016.

•
Higher average revenue per barrel. We experienced an increase in the average pipeline transportation and terminaling revenue per barrel of 12 percent and 3 percent, respectively, in the third quarter of 2017 compared to the third quarter of 2016. The increase in the average revenue per barrel had a favorable impact to our operating revenues of $1.9 million.

•
Higher throughput volumes. We experienced a 10 percent increase in volumes transported through our other pipeline systems in the third quarter of 2017 compared to the third quarter of 2016. The increase in volumes had a favorable impact to our operating revenues of $1.8 million.

•
Incremental operating revenues from the DGD rail loading facility. The DGD rail loading facility, which was placed in service in May 2017, generated operating revenues of $1.0 million in the third quarter of 2017.

Cost of revenues (excluding depreciation expense) increased $2.4 million, or 10 percent, in the third quarter of 2017 compared to the third quarter of 2016 due primarily to incremental costs of $570,000 to operate our Red River crude system and $735,000 to operate the rail loading facility at our St. Charles terminal. In addition, we incurred higher maintenance expenses of $879,000 at our Houston and St. Charles terminals due primarily to inspection activity.
Depreciation expense increased $794,000, or 7 percent, in the third quarter of 2017 compared to the third quarter of 2016 due primarily to depreciation expense recognized on the assets that compose our Red River crude system, which was acquired in January 2017.
Other operating expenses reflect the uninsured portion of our property damage losses and repair costs incurred in the third quarter of 2017 as a result of damages caused by Hurricane Harvey primarily at our Houston terminal and Port Arthur products system.
General and administrative expenses decreased $229,000, or 6 percent, in the third quarter of 2017 compared to the third quarter of 2016 due primarily to acquisition costs (legal and investment advisor fees) of $418,000 incurred in connection with our acquisition of the Meraux and Three Rivers terminals in September 2016. The decrease in acquisition costs was partially offset by higher professional fees of $114,000.

“Interest and debt expense, net of capitalized interest” increased $5.1 million in the third quarter of 2017 compared to the third quarter of 2016 due primarily to the following:

•
Incremental interest expense incurred on the Senior Notes. In December 2016, we issued $500.0 million of 4.375% senior notes due December 2026 (the Senior Notes). We used the proceeds of the Senior Notes to repay $494.0 million of outstanding borrowings under the Revolver. The interest rate on the Senior Notes is higher than the Revolver, thereby increasing the effective interest rate in 2017. Incremental interest expense resulting from the Senior Notes was approximately $2.0 million in the third quarter of 2017.

•	Higher interest rates in 2017. We incurred additional interest of $1.9 million in the third quarter of 2017 on borrowings that have variable interest rates and were outstanding during 2016 and 2017.

•
Incremental borrowings in connection with the Meraux and Three Rivers terminals acquisition. In connection with the acquisition of the Meraux and Three Rivers terminals from Valero in September 2016, we borrowed $210.0 million under the Revolver. Interest expense on the incremental borrowings was approximately $979,000 in the third quarter of 2017.

•
Fees and amortization of deferred debt issuance costs. The remaining increase of $261,000 in the third quarter of 2017 compared to the third quarter of 2016 is primarily attributed to fees associated with the Revolver and the amortization of deferred debt issuance costs.

Results of Operations
(in thousands, except per unit amounts)

	Nine Months Ended September 30,
	2017	2016	Change
Operating revenues – related party	$325,701	$258,471	$67,230
Costs and expenses:
Cost of revenues (excluding depreciation expense reflected below)	77,078	72,461	4,617
Depreciation expense	36,393	34,652	1,741
Other operating expenses	537	—	537
General and administrative expenses	11,558	12,174	(616)
Total costs and expenses	125,566	119,287	6,279
Operating income	200,135	139,184	60,951
Other income, net	546	210	336
Interest and debt expense, net of capitalized interest	(25,587)	(9,582)	(16,005)
Income before income taxes	175,094	129,812	45,282
Income tax expense	925	780	145
Net income	174,169	129,032	45,137
Less: Net loss attributable to Predecessor	—	(15,422)	15,422
Net income attributable to partners	174,169	144,454	29,715
Less: General partner’s interest in net income	33,923	15,351	18,572
Limited partners’ interest in net income	$140,246	$129,103	$11,143

Net income per limited partner unit – basic and diluted:
Common units	$2.06	$2.08
Subordinated units	$—	$1.73

Weighted-average limited partner units outstanding – basic and diluted:
Common units	67,997	42,597
Subordinated units	—	23,326

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Nine Months Ended September 30,
	2017	2016	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$71,076	$57,934	$13,142
Pipeline transportation throughput (BPD) (a)	941,289	849,015	92,274
Average pipeline transportation revenue per barrel (b)	$0.28	$0.25	$0.03

Terminaling:
Terminaling revenues	$252,460	$200,132	$52,328
Terminaling throughput (BPD)	2,760,000	2,131,113	628,887
Average terminaling revenue per barrel (b)	$0.34	$0.34	$—

Storage and other revenues	$2,165	$405	$1,760

Total operating revenues – related party	$325,701	$258,471	$67,230

Capital expenditures:
Maintenance	$4,294	$9,063	$(4,769)
Expansion	20,003	6,848	13,155
Total capital expenditures	24,297	15,911	8,386
Less: Capital expenditures attributable to Predecessor	—	3,394	(3,394)
Capital expenditures attributable to Partnership	$24,297	$12,517	$11,780

Other financial information:
Distribution declared per unit	$1.3625	$1.0900

Distribution declared:
Limited partner units – public	$30,635	$23,510
Limited partner units – Valero	62,768	48,989
General partner units – Valero	32,993	14,196
Total distribution declared	$126,396	$86,695
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

Operating revenues increased $67.2 million, or 26 percent, in the first nine months of 2017 compared to the first nine months of 2016. The increase was due primarily to the following:

•
Incremental operating revenues from acquired businesses. We experienced an 18 percent increase in operating revenues in the first nine months of 2017 compared to the first nine months of 2016 as a result of revenues generated by the McKee, Meraux, and Three Rivers terminals we acquired from Valero in April 2016 and September 2016. As previously noted, Valero did not charge for services provided by these terminals prior to our acquisitions; therefore, these terminals generated incremental operating revenues of $46.7 million in the first nine months of 2017.

•
Incremental operating revenues from the Red River crude system. The incremental throughput volumes from the Red River crude system generated operating revenues of $7.2 million. The higher transportation revenue per barrel generated by this system also contributed to a higher average pipeline transportation revenue per barrel in the first nine months of 2017 compared to the first nine months of 2016.

•
Higher throughput volumes. We experienced a 7 percent increase in volumes handled at our other terminals and pipeline systems in the first nine months of 2017 compared to the first nine months of 2016. The increase in volumes had a favorable impact to our operating revenues of $10.8 million.

•
Incremental operating revenues from the DGD rail loading facility. The DGD rail loading facility, which was placed in service in May 2017, generated operating revenues of $1.8 million in the first nine months of 2017.

•
Higher average pipeline transportation revenue per barrel. We experienced an increase in average pipeline transportation revenue per barrel of 12 percent in the first nine months of 2017 compared to the first nine months of 2016. The increase in average pipeline transportation revenue per barrel had a favorable impact to our operating revenues of $772,000.

Cost of revenues (excluding depreciation expense) increased $4.6 million, or 6 percent, for the first nine months of 2017 compared to the first nine months of 2016 due primarily to incremental costs of $1.5 million to operate our Red River crude system and $1.3 million to operate the rail loading facility at our St. Charles terminal. In addition, we incurred higher maintenance expenses of $879,000 at our Houston terminal due primarily to inspection activity.
Depreciation expense increased $1.7 million, or 5 percent, in the first nine months of 2017 compared to the first nine months of 2016 due primarily to depreciation expense recognized on the assets that compose our Red River crude system, which was acquired in January 2017.
Other operating expenses reflect the uninsured portion of our property damage losses and repair costs incurred in the first nine months of 2017 as a result of damages caused by Hurricane Harvey primarily at our Houston terminal and Port Arthur products system.
General and administrative expenses decreased $616,000, or 5 percent, for the first nine months of 2017 compared to the first nine months of 2016 due primarily to acquisition costs (legal and investment advisor fees) of $805,000 incurred in connection with our acquisitions of the McKee, Meraux, and Three Rivers terminals in 2016. The decrease in acquisition costs in the first nine months of 2017 was partially offset by incremental costs of $204,000 related to the management fee charged to us by Valero in connection with the acquired businesses and higher professional fees of $135,000.

“Interest and debt expense, net of capitalized interest” increased $16.0 million in the first nine months of 2017 compared to the first nine months of 2016 due to the following:

•
Incremental interest expense incurred on the Senior Notes. As previously noted in the analysis of third quarter results, we issued the Senior Notes in December 2016 and used the proceeds to repay $494.0 million of outstanding borrowings under the Revolver. The interest rate on the Senior Notes is higher than the Revolver, thereby increasing the effective interest rate in 2017. Incremental interest expense resulting from the Senior Notes was approximately $6.8 million in the first nine months of 2017.

•
Higher interest rates in 2017. We incurred additional interest of $4.1 million in the first nine months of 2017 on borrowings that have variable interest rates and were outstanding during 2016 and 2017.

•
Incremental borrowings in connection with the 2016 acquisitions. In connection with the acquisition of the McKee terminal in April 2016 and the Meraux and Three Rivers terminals in September 2016 from Valero, we borrowed $139.0 million and $210.0 million, respectively, under the Revolver. Interest expense on the incremental borrowings was approximately $4.3 million in the first nine months of 2017.

•
Fees and amortization of deferred debt issuance costs. The remaining increase of $786,000 in the first nine months of 2017 compared to the first nine months of 2016 is primarily attributed to fees associated with the Revolver and the amortization of deferred debt issuance costs.

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

ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). During the nine months ended September 30, 2017, we issued 742,897 common units under our ATM Program and received proceeds of $35.2 million, which is net of $542,000 of expenses incurred with respect to the sale of these units. Concurrent with the issuance of common units under our ATM Program, our general partner contributed $748,000 in exchange for 15,602 general partner units to maintain its 2.0 percent general partner interest in the Partnership.
Distributions
On October 19, 2017, the board of directors of our general partner declared a distribution of $0.48 per unit applicable to the third quarter of 2017, which equates to $46.2 million in total distributions to unitholders of record as of November 1, 2017. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2016:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
September 30, 2017	$0.4800	$46,242	October 19, 2017	November 1, 2017	November 9, 2017
June 30, 2017	0.4550	42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016

Revolver
The Revolver consists of aggregate commitments of $750.0 million and matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit up to $100.0 million. As of September 30, 2017, we had $30.0 million of borrowings and no letters of credit outstanding under the Revolver. As a result, we had $720 million of available capacity.

Effective November 1, 2017, we borrowed $380.0 million under the Revolver in connection with the acquisitions of Parkway Pipeline and the Port Arthur terminal, as disclosed in Note 2 of Condensed Notes to Consolidated Financial Statements.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by (used in):
Operating activities	$219,819	$162,212
Investing activities	(95,948)	(119,489)
Financing activities	(79,607)	(88,107)
Net increase (decrease) in cash and cash equivalents	$44,264	$(45,384)

Cash Flows for the Nine Months Ended September 30, 2017
Our operations generated $219.8 million of cash in the first nine months of 2017, driven primarily by net income of $174.2 million plus noncash adjustments (mainly for depreciation expense) of $37.6 million and a favorable change in working capital of $8.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of an increase in accrued interest payable of $5.2 million, an increase in “accrued interest payable – related party” of $0.8 million, an increase in accounts payable of $1.4 million, and an increase in “accounts payable – related party” of $1.4 million, partially offset by a decrease in “deferred revenue – related party” of $3.1 million. The change in our working capital is further described in Note 10 of Condensed Notes to Consolidated Financial Statements. The increase in accrued interest was due primarily to the interest expense incurred on the Senior Notes, which is paid semi-annually on June 15 and December 15. The increase in accounts payable was due primarily to the timing of project expenditures. The increase in “accounts payable – related party” was attributable primarily to the timing of invoices from Valero for services provided to our general partner under our amended and restated services and secondment agreement. The decrease in “deferred revenue – related party” was due to Valero’s use of deficiency payments that it had paid to us in previous periods associated with its minimum volume commitments to us.
The $219.8 million of cash generated by our operations, along with $36.5 million in proceeds received in connection with our ATM Program, were used mainly to:

•	pay $115.0 million in cash distributions to limited partners and our general partner;

•	fund the $71.8 million acquisition of the Red River crude system;

•	fund $24.3 million in capital expenditures; and

•	pay $1.0 million in debt issuance and offering costs.

Cash Flows for the Nine Months Ended September 30, 2016
Our operations generated $162.2 million of cash in the first nine months of 2016, driven primarily by net income of $129.0 million plus noncash adjustments (primarily for depreciation expense) of $35.4 million, partially offset by an unfavorable change in working capital of $2.2 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in working capital was composed primarily of an increase in “accounts receivable – related party” of $7.7 million, partially offset by an increase in “deferred revenue – related party” of $3.7 million. The change in our working capital is further described in Note 10 of Condensed Notes to Consolidated Financial Statements. The increase in “accounts receivable – related party” was attributable primarily to billings related to our McKee, Meraux, and Three Rivers terminals, which were acquired in 2016. The increase in “deferred revenue – related party” was due to higher deficiency payments made by Valero associated with its minimum volume commitments to us.
The $162.2 million of cash generated by our operations, along with $349.0 million in borrowings under the Revolver, $14.9 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, and the $2.9 million in proceeds received in connection with our ATM Program, were used mainly to:

•
fund $480.0 million for the acquisition from Valero of the McKee, Meraux, and Three Rivers terminals ($103.6 million represented Valero’s carrying value in the net assets transferred to us and was reflected as an investing activity, and $376.4 million represented the excess purchase price paid over the carrying value and was reflected as a financing activity);

•	pay $77.2 million in cash distributions to limited partners and our general partner;

•	fund $15.9 million in capital expenditures;

•	make debt repayments of $868,000 on our capital lease obligations; and

•	pay $412,000 in offering costs.

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
Our capital expenditures were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Maintenance	$4,294	$9,063
Expansion (a)	20,003	6,848
Total capital expenditures	$24,297	$15,911

(a) This table excludes amounts paid for our acquisitions. See Note 2 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.

Our capital expenditures in the first nine months of 2017 were primarily for:

•	the construction of a rail loading facility and new tank at the St. Charles terminal;

•	the construction of a new tank at our and Port Arthur products system; and

•	the improvement of assets at our Corpus Christi terminals.

Our capital expenditures in the first nine months of 2016 were primarily for:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our Meraux, Three Rivers, St. Charles, and Houston terminals to extend the useful lives of the tanks; and

•	the improvement of assets at our Lucas crude system for enhanced monitoring of pipeline shipments.

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

In addition to the above-mentioned capital expenditures, Valero funded $28.0 million of capital projects primarily related to the St. Charles, Meraux, Corpus Christi, Three Rivers, McKee, and Houston terminals. Valero agreed to fund these projects in connection with the acquisitions from Valero. See Note 10 of Condensed Notes to Consolidated Financial Statements for further description of these noncash activities.

Contractual Obligations
As of September 30, 2017, our contractual obligations included debt obligations, operating leases, purchase obligations, and other long-term liabilities. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2017.

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

There were no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2017.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2017, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2016 was filed.

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

	September 30, 2017
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$516,305
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.74%	—%	—%	2.74%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$506,670
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.27%	—%	—%	2.27%

(a) Excludes unamortized discount and deferred issuance costs.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

10.01
Purchase and Sale Agreement (Parkway Pipeline), dated November 1, 2017, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP - incorporated by reference to Exhibit 10.01 to Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

10.02
Contribution Agreement (Port Arthur), dated November 1, 2017, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP - incorporated by reference to Exhibit 10.02 to Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

10.03
Amendment and Restatement of Schedules to Amended and Restated Omnibus Agreement, dated November 1, 2017, by and among the various parties thereto - incorporated by reference to Exhibit 10.04 to Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

10.04
Amendment and Restatement of Exhibits to Amended and Restated Services and Secondment Agreement, dated November 1, 2017, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC - incorporated by reference to Exhibit 10.06 to Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

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
Date: November 8, 2017