Form 10-K
period 2017-12-31
VALERO ENERGY PARTNERS LP
filed 2018-02-22
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common units held by non-affiliates was approximately $1.0 billion based on the last sales price quoted as of June 30, 2017 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 69,262,070 common units and 1,413,511 general partner units outstanding at January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

References in this report to “Partnership,” “we,” “our,” “us,” or similar terms refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References to our “general partner” refer to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
PART I
ITEMS 1 & 2. BUSINESS and PROPERTIES
BUSINESS
Overview
Valero Energy Partners LP is a Delaware limited partnership formed in July 2013 by Valero. On December 16, 2013, we completed our initial public offering (IPO) of common units representing limited partner interests. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “VLP.” Our offices are located at One Valero Way, San Antonio, Texas 78249.
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
We are a master limited partnership formed to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other logistics assets. We generate operating revenues by providing fee-based transportation and terminaling services to transport and store crude oil and refined petroleum products using our pipelines and terminals.
Our assets consist of certain crude oil and refined petroleum products pipelines, terminals, and other logistics assets. During 2017, we acquired the Red River crude system, the Parkway pipeline, and the Port Arthur terminal. See Note 2 of Notes to Consolidated Financial Statements for discussion of our acquisitions. As of December 31, 2017, our assets include crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
We expect Valero to serve as a critical source of our future growth by providing us opportunities to purchase additional logistics assets that it currently owns or may acquire or develop in the future. Our agreements with Valero are discussed more fully in other sections of this report.

Organizational Structure
The following simplified diagram depicts our organizational structure as of January 31, 2018.
Segments
Our operations consist of one reportable segment and are conducted solely in the U.S. See Part II, Item 8., “Financial Statements and Supplementary Data” for financial information about our operations and assets.

Our Assets and Operations
The following sections describe our assets and the related services that we provide.
Ardmore Logistics System
Our Ardmore logistics system includes our 40 percent undivided interest in the Hewitt Segment of the Red River crude oil pipeline and our Wynnewood products system.
Hewitt Segment of Red River Pipeline (Red River crude system). We own a 40 percent undivided interest in the Hewitt segment of the Plains Red River pipeline. The Hewitt segment is an approximately 138-mile, 16-inch crude oil pipeline with a capacity of 150,000 barrels per day (of which 60,000 barrels per day of capacity are allocable to our 40 percent undivided interest). It originates at Plains Marketing, L.P.’s Cushing, Oklahoma terminal and ends at Hewitt Station in Hewitt, Oklahoma. The pipeline supports Valero’s Ardmore Refinery with a connection from Hewitt Station to Wasson Station. We also own a 40 percent undivided interest in two 150,000 shell barrel capacity tanks located at Hewitt Station, and we lease the remaining 60 percent capacity from the joint owner.
Wynnewood Products System. The Wynnewood products system is the primary distribution outlet for refined petroleum products from Valero’s Ardmore Refinery. The system consists of a 30-mile, 12-inch refined petroleum products pipeline with 90,000 barrels per day of capacity and two tanks with a total of 180,000 barrels of storage capacity. The system connects Valero’s Ardmore Refinery to the Magellan Central refined products pipeline system.
Corpus Christi Logistics System
Our Corpus Christi logistics system includes the operations of our Corpus Christi East and West terminals, which are crude oil, intermediates, and refined products terminals in Corpus Christi, Texas.
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
Houston Logistics System
Our Houston logistics system includes the operations of our Houston terminal, which is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Houston Refinery. The terminal is located on the Houston ship channel and has storage tanks with 3.6 million barrels of storage capacity. The terminal receives waterborne crude oil via the refinery’s docks and a connection to Houston Fuel Oil Terminal Company (HFOTCO), and the terminal receives pipeline crude oil through the Magellan and Seaway systems. The terminal can distribute refined petroleum products across the refinery’s docks and into the Magellan South pipeline system. Also, the terminal can access the Colonial, TEPPCO, and Explorer pipeline systems via the Kinder Morgan Pasadena terminal.

McKee Logistics System
Our McKee logistics system is a crude oil and refined petroleum products pipeline and terminal system supporting Valero’s McKee Refinery. Our McKee logistics system includes our McKee crude system, McKee products system, and the McKee terminal.
McKee Crude System. Our McKee crude system supplies crude oil to Valero’s McKee Refinery. The system has a throughput capacity of approximately 72,000 barrels per day and consists of 145 miles of pipelines located in the Texas panhandle, 20 crude oil truck unloading sites with lease automatic custody transfer units, and approximately 240,000 barrels of storage capacity.
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

McKee Terminal. Our McKee terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s McKee Refinery in Sunray, Texas. Our McKee terminal has storage tanks with 4.4 million barrels of storage capacity. The terminal receives pipeline crude oil from the Wichita Falls, Dixon, and Hooker pipelines owned by NuStar Logistics, L.P. (NuStar) in addition to our McKee crude system. The terminal can distribute refined petroleum products through its truck racks, rail rack, and several pipelines including NuStar’s Southlake, Amarillo, and Colorado Springs pipelines, the Phillips/NuStar Denver pipeline, and our McKee to El Paso pipeline.
Memphis Logistics System
Our Memphis logistics system includes our Collierville crude system and our Memphis products system.
Collierville Crude System. Our Collierville crude system delivers crude oil from the Capline and Diamond pipelines to Valero’s Memphis Refinery. Our Collierville crude system comprises the following assets:

•
Collierville Pipeline System. Our Collierville pipeline system consists of 52 miles of 10- to 20-inch pipelines with 210,000 barrels per day of capacity that deliver crude oil to Valero’s Memphis Refinery. We lease an approximate 13 mile portion of this pipeline, which runs from the Mississippi state line to Valero’s Memphis Refinery, from Memphis Light, Gas and Water (MLGW). The initial term of the lease, along with renewal periods available at our option, extend through 2046.

•
Collierville Terminal. Our Collierville terminal is located in Byhalia, Mississippi on 60 acres. The facility consists of three storage tanks with 975,000 barrels of storage capacity. The Collierville terminal receives crude oil delivered to the terminal through the Capline pipeline.

•
St. James Crude Tank. We own a 330,000 barrel crude oil storage tank in St. James, Louisiana located on land we lease from Marathon Pipe Line LLC. The tank can be used to aggregate crude oil volumes to batch deliveries through the Capline pipeline to our Collierville terminal.

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

Meraux Logistics System
Our Meraux logistics system includes the operations of our Meraux terminal, which is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Meraux Refinery located in

Meraux, Louisiana. The terminal is located southeast of New Orleans along the Mississippi River and has storage tanks with 3.9 million barrels of storage capacity. The terminal can receive crude oil via the refinery’s docks, from LOOP, and from the CAM pipeline system. The terminal can distribute refined petroleum products across the refinery’s truck rack, docks, and into the T&M Terminal Company pipeline, which connects to the Plantation and Colonial pipelines.
Port Arthur Logistics System
Our Port Arthur logistics system includes our Lucas crude system, Port Arthur products system, and the Port Arthur terminal.
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

•
Lucas Terminal. Our Lucas terminal is located 12 miles from Valero’s Port Arthur Refinery on 495 acres. The facility consists of seven storage tanks with an aggregate of 1.9 million barrels of storage capacity. The Lucas terminal receives crude oil through our Nederland pipeline, which connects to the Sunoco Logistics Partners L.P. marine terminal in Nederland, Texas, as well as through connections to the Cameron Highway crude oil pipeline and Enterprise’s Beaumont marine terminal. The terminal connects to TransCanada Cushing MarketLink pipeline via our TransCanada connection and to the Seaway crude oil pipeline via our Seaway connection. The Lucas terminal delivers crude oil to Valero’s Port Arthur Refinery through our Lucas pipeline.

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

•
PAPS and El Vista Terminals. Our PAPS terminal consists of nine tanks with 1,144,000 barrels of diesel storage capacity, and our El Vista terminal consists of eight tanks with 1.2 million barrels of gasoline storage capacity. Our PAPS terminal also contains storage tanks owned by Colonial, which serves as the operator of our PAPS terminal. Each party owns its own tanks at the PAPS terminal and its own external pipelines connecting to the terminal, but certain equipment and improvements located at and serving the terminal are jointly owned. We own all of the El Vista terminal assets.

Port Arthur Terminal. Our Port Arthur terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Port Arthur Refinery. The Port Arthur terminal has 47 storage tanks with 8.5 million barrels of storage capacity. The terminal can receive domestic and foreign crude oil from pipelines and water. The terminal is directly connected to the Valero Pleasure Island crude offloading dock for waterborne crude oil. The Port Arthur terminal can also receive, via our Lucas terminal, domestic, Canadian, and other imported crude oil from the TransCanada Cushing MarketLink pipeline, the Seaway pipeline, and the Sunoco Logistics Nederland terminal. Refined petroleum products can be loaded onto ships at Valero’s Port Arthur Refinery docks or be delivered to the Explorer, Colonial, and Sunoco Logistics MagTex pipelines via our PAPS and El Vista terminals.
St. Charles Logistics System
Our St. Charles logistics system includes Parkway pipeline and our St. Charles terminal.
Parkway Pipeline. Our Parkway pipeline is an approximately 140-mile, 16-inch refined petroleum products pipeline with 110,000 barrels per day of capacity that transports refined petroleum products from Valero’s St. Charles Refinery to Collins, Mississippi for supply into the Plantation and Colonial pipeline systems.
St. Charles Terminal. Our St. Charles terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s St. Charles Refinery in Norco, Louisiana. The terminal is located on the Mississippi River and has storage tanks with 10 million barrels of storage capacity. The terminal receives crude oil via the refinery’s docks, from Louisiana Offshore Oil Port (LOOP), and from the Clovelly-Alliance-Meraux (CAM) pipeline system, which connects to multiple domestic pipelines. The terminal can distribute refined petroleum products across the refinery’s docks and into the Plantation (via Parkway) and Colonial (via Bengal) pipeline systems. The terminal can also load renewable diesel onto railcars.
Three Rivers Logistics System
Our Three Rivers logistics system includes our Three Rivers crude system and our Three Rivers terminal.
Three Rivers Crude System. Our Three Rivers crude system supports Valero’s Three Rivers Refinery and is located in the Eagle Ford shale region in South Texas. The system consists of 11 crude oil truck unloading sites with lease automatic custody transfer units and three 1-mile, 12-inch pipelines with a capacity of 110,000 barrels per day. The system delivers crude oil received from the truck unloading sites and pipeline connections to tanks at Valero’s Three Rivers Refinery. The system also receives locally produced crude oil via connections to the Harvest Arrowhead pipeline system and the Plains Gardendale pipeline for processing at Valero’s Three Rivers Refinery or for shipment through third-party pipelines to Valero’s refineries in Corpus Christi, Texas. The system has a connection to the EOG Eagle Ford West Pipeline and supporting pipeline infrastructure, which segregate and connect Eagle Ford crude oil production to Valero’s Three Rivers Refinery.
Three Rivers Terminal. Our Three Rivers terminal is a crude oil, intermediates, and refined petroleum products terminal that supports Valero’s Three Rivers Refinery. The terminal is located in South Texas between Corpus Christi and San Antonio and has storage tanks with 2.3 million barrels of storage capacity. The terminal receives crude oil from our Three Rivers crude system and transports crude oil to Corpus Christi through an outbound connection to NuStar’s Three Rivers/Corpus Christi crude pipeline. The terminal can distribute refined petroleum products through its truck rack and NuStar’s Pettus North, San Antonio South, and Laredo pipelines.

Pipelines
The following table summarizes information with respect to our pipelines described above:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Ardmore logistics system
Hewitt segment of Red River crude oil pipeline	16	138	60(a)	crude oil	Ardmore	Plains Red River, Plains Cushing
Wynnewood refined products pipeline	12	30	90	refined petroleum products	Ardmore	Magellan Central
McKee logistics system
McKee crude system	multiple segments	145	72	crude oil	McKee	—
McKee products system
McKee to El Paso pipeline	10	408	21(b)	refined petroleum products	McKee	—
SFPP pipeline connection	16, 8	12	33(c)	refined petroleum products	McKee	Kinder Morgan SFPP System
Memphis logistics system(d)
Collierville crude system
Collierville pipeline	10-20	52	210	crude oil	Memphis	Capline; Diamond (e)
Memphis products system
Memphis Airport pipeline system	6	11	20	jet fuel	Memphis	Memphis International Airport
Shorthorn pipeline system	14, 12	9	120	refined petroleum products	Memphis	Exxon Memphis
Port Arthur logistics system
Lucas crude system
Lucas pipeline	30	12	400	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
Nederland pipeline	32	5	600	crude oil	Port Arthur	Sunoco Logistics Nederland
Port Arthur products system
12-10 pipeline	12, 10	13	60	refined petroleum products	Port Arthur	Sunoco Logistics MagTex; Enterprise TE Products, Enterprise Beaumont
20-inch diesel pipeline	20	3	216	diesel	Port Arthur	Explorer; Colonial
20-inch gasoline pipeline	20	4	144	gasoline	Port Arthur	Explorer; Colonial
St. Charles logistics system
Parkway pipeline	16	140	110	refined petroleum products	St. Charles	Plantation; Colonial
Three Rivers logistics system
Three Rivers crude system	12	3	110	crude oil	Three Rivers	Harvest Arrowhead; Plains Gardendale; EOG Eagle Ford West
_______________________

(a)	Capacity shown represents our 40 percent undivided interest in the pipeline segment. Total capacity for the pipeline segment is 150,000 barrels per day.

(b)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline. Total capacity for the pipeline is 63,000 barrels per day.

(c)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline connection. Total capacity for the pipeline connection is 98,400 barrels per day.

(d)	Portions of our Memphis logistics system pipelines are owned by MLGW, but they are operated and maintained exclusively by us under long-term arrangements with MLGW.

(e)	The Diamond pipeline is owned 50 percent by Valero and 50 percent by Plains All American Pipeline, L.P.

Terminals
The following table summarizes information with respect to our terminals described above:

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Ardmore logistics system
Hewitt Station tanks	300	—	crude oil	Ardmore	Plains Red River
Wynnewood terminal	180	—	refined petroleum products	Ardmore	Magellan Central
Corpus Christi logistics system
Corpus Christi East terminal	6,241	—	crude oil and refined petroleum products	Corpus Christi East	Eagle Ford Pipeline LLC; NuStar North Beach terminal, Eagle Ford pipelines & South Texas pipeline network
Corpus Christi West terminal	3,835	—	crude oil and refined petroleum products	Corpus Christi West	(same as Corpus Christi East terminal)
Houston logistics system
Houston terminal	3,642	—	crude oil and refined petroleum products	Houston	HFOTCO; Magellan crude; Seaway; Kinder Morgan Pasadena & Galena Park; Magellan East Houston & Galena Park
McKee logistics system
McKee crude system
Various terminals	240	—	crude oil	McKee	—
McKee products system
El Paso terminal	166 (a)	—	refined petroleum products	McKee	Kinder Morgan SFPP System
El Paso terminal truck rack	—	10 (b)	refined petroleum products	McKee	—
McKee terminal	4,400	—	crude oil and refined petroleum products	McKee	NuStar (several); NuStar/Phillips Denver
Memphis logistics system
Collierville crude system
Collierville terminal	975	—	crude oil	Memphis	Capline
St. James crude tank	330	—	crude oil	Memphis	Capline
Memphis products system
Memphis truck rack	8	110	refined petroleum products	Memphis	—
West Memphis terminal	1,080	—	refined petroleum products	Memphis	Exxon Memphis; Enterprise TE Products
West Memphis terminal dock	—	4 (c)	refined petroleum products	Memphis	—
West Memphis terminal truck rack	—	50	refined petroleum products	Memphis	—
Meraux logistics system
Meraux terminal	3,900	—	crude oil and refined petroleum products	Meraux	LOOP; CAM; Plantation; Colonial
____________________________
See footnotes on page 11.

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas terminal	1,915	—	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
Seaway connection	—	750	crude oil	Port Arthur	Seaway
TransCanada connection	—	400	crude oil	Port Arthur	TransCanada Cushing MarketLink
Port Arthur products system
El Vista terminal	1,210	—	gasoline	Port Arthur	Explorer; Colonial
PAPS terminal	1,144	—	diesel	Port Arthur	Explorer; Colonial
Port Arthur terminal	8,500	—	crude oil and refined petroleum products	Port Arthur	Sunoco Logistics Nederland; Explorer; Colonial; Sunoco Logistics MagTex; Cameron Highway; TransCanada Cushing MarketLink; Enterprise Beaumont
St. Charles logistics system
St. Charles terminal	10,004	—	crude oil and refined petroleum products	St. Charles	LOOP; CAM; Plantation; Colonial
Three Rivers logistics system
Three Rivers terminal	2,250	—	crude oil and refined petroleum products	Three Rivers	NuStar South Texas; Harvest Arrowhead; Plains Gardendale; EOG Eagle Ford West
____________________________

(a)	Capacity shown represents our 33⅓ percent undivided interest in the terminal. Total storage capacity is 499,000 barrels.

(b)	Capacity shown represents our 33⅓ percent undivided interest in the truck rack. Total capacity is 30,000 barrels per day.

(c)	Dock throughput is reflected in thousands of barrels per hour.
Our Commercial Agreements with Valero
General
Our commercial agreements with Valero prescribe rates, commitments, and other terms and conditions applicable to our pipelines and terminals. Under these commercial agreements, we provide transportation and terminaling services to Valero, and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. These commercial agreements have initial 10-year terms from inception, and, with the exception of certain assets, Valero has the option to renew the agreements for one additional five-year term.
Minimum Quarterly Throughput Commitments and Tariff Rates—Pipelines
Our transportation agreements with Valero contain minimum volume commitments that require Valero to ship minimum volumes during each calendar quarter or pay us for the shortfall using a tariff rate with respect to such volumes. Tariff rates with respect to our pipeline systems may be adjusted annually at our discretion in accordance with the Federal Energy Regulatory Commission’s (FERC) indexing methodology. For any pipelines that may be subject to a jurisdictional tariff, we and Valero have agreed not to commence or support any tariff filing, application, protest, complaint, petition, motion, or other proceeding before FERC for the purpose of requesting that FERC accept or set tariff rates that would be inconsistent with the terms of our transportation services agreements, provided that Valero will continue to have the right under FERC regulations to challenge any proposed changes in our base tariff rates to the extent the changes are inconsistent with FERC’s indexing methodology or other rate changing methodologies, or to the extent the challenge is in response to any proceeding brought against us by a third party that could affect our ability to provide transportation services to Valero under our transportation services agreements or the applicable tariff.
Minimum Quarterly Throughput Commitments and Fees—Terminals
Under our terminal services agreement, Valero is obligated to throughput minimum volumes of crude oil and refined petroleum products and pay us throughput fees, as well as fees for providing related ancillary services such as ethanol, biodiesel and renewable diesel blending, and additive injection (except at the Wynnewood terminal, where Valero agrees to pay us a monthly fee as a base storage charge whether or not Valero actually uses any of the storage or other services made available by us at the terminal). Valero provides and pays for its own inventory of ethanol, biodiesel and renewable diesel blending, and additives to be blended or injected at the terminals, where applicable.
Throughput fees with respect to our terminals (or the base storage charge, with respect to our Wynnewood terminal) are increased on July 1 of each year during the term of the applicable terminal service schedule, and other fees with respect to our terminals may be increased annually at our discretion, in each case by a percentage not to exceed the corresponding percentage change in the applicable inflation index during the 12-month period ending on March 31 of such year. If such index decreases during any period, we are not required to reduce our fees, but any subsequent increases in fees based on an increase in the index will be limited to the amount by which such increase exceeds the aggregate amount of cumulative decreases during the intervening periods.
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

Termination and Suspension
Valero is permitted under our commercial agreements (except for the Parkway pipeline transportation agreement) to suspend, reduce, or terminate its obligations under certain circumstances. If Valero determines to totally or partially suspend refining operations at a refinery that is supported by our assets for a period of at least 12 consecutive months, we and Valero are required to negotiate in good faith to agree upon a reduction of Valero’s minimum quarterly throughput commitments under the applicable commercial agreement(s), and if we are unable to agree to an appropriate reduction, then after Valero has made a public announcement of such suspension, Valero may terminate the applicable agreement(s) upon 12 months’ notice to us (unless in the interim Valero publicly announces its intent to resume operations at the refinery, in which case its termination notice is deemed revoked). If a force majeure event with respect to our assets prevents us from performing any of our obligations under a commercial agreement, Valero’s obligations with respect to the affected assets under the applicable commercial agreement, including its minimum quarterly throughput commitments, will be suspended to the extent we cannot perform our obligations. In addition, if a force majeure event prevents Valero from fulfilling any of its obligations under our commercial agreements for more than 60 days, Valero’s applicable obligations with respect to the affected assets, including its minimum quarterly throughput commitments, under our commercial agreements will be suspended for the remainder of the force majeure event.
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
Our Relationship with Valero
Valero is an independent petroleum refiner and ethanol producer. Valero’s assets include 15 petroleum refineries located in the U.S., Canada, and the United Kingdom, with a combined total throughput capacity of approximately 3.1 million barrels per day and 11 ethanol plants located in the U.S. Mid-Continent region with a combined production capacity of approximately 1.45 billion gallons per year. Valero also has a substantial portfolio of transportation and logistics assets.
The loss of Valero as a customer would have a material and adverse effect on us. For the years ended December 31, 2017, 2016, and 2015, Valero accounted for all of our revenues. We expect to continue to derive a substantial amount of our revenues from Valero for the foreseeable future.
Valero owns 100 percent of our general partner, a 66.2 percent limited partner interest in us, and all of our incentive distribution rights. We believe Valero will promote and support the successful execution of our business strategies given its significant ownership in us, the importance of our assets to Valero’s refining and marketing operations, and its stated intention to use us as its primary vehicle to expand the transportation and logistics assets supporting its business.
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

Employees
We do not have any employees and our general partner does not have any employees. We are managed by the executive officers of our general partner under the oversight of our board of directors. All of the personnel that conduct our business are employed by Valero, and their services are provided to us pursuant to our omnibus agreement and services and secondment agreement with Valero.
Pipeline Control Operations
Our pipeline systems, other than the El Paso pipeline and the Hewitt Segment (which are operated by third- parties), are operated from a central control room located in San Antonio, Texas. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to monitor operational data continuously. Monitored data includes pressures, temperatures, gravities, flow rates, and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.
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
Competition
As a result of our contractual relationship with Valero under our commercial agreements and our direct connections to ten of Valero’s refineries, we believe that our pipelines and terminals will not face significant competition from other pipelines and terminals for Valero’s crude oil or refined petroleum products transportation requirements to and from the refineries we support.
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
Rate and Other Regulations
FERC and Common Carrier Regulations
We own pipeline assets in Texas, New Mexico, Tennessee, Louisiana, Mississippi, Arkansas, and Oklahoma, and we provide both interstate and intrastate transportation services. Our common carrier pipeline systems are subject to regulation by various federal, state, and local agencies.
FERC regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992 (EPAct), and the rules and regulations promulgated under those laws. FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as petroleum pipelines) and certain other liquids, be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC’s regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.
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
Security
We are also subject to Department of Homeland Security (DHS) Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, and to the Transportation Security Administration’s Pipeline Security Guidelines. We have an internal program of inspection designed to monitor and enforce compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.
While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered by the U.S. Congress and by U.S. Executive Branch departments and agencies, including the DHS, and we may become subject to such standards in the future. We are currently implementing our own cybersecurity programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on our operations and those of our customer.
PROPERTIES
General
The location and general character of our principal properties are described above under “—Our Assets and Operations,” and those descriptions are incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2017, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed more fully in Notes 3 and 7 of Notes to Consolidated Financial Statements.
Utilization of Our Facilities
Operating highlights for our pipelines and terminals—including pipeline transportation revenues, pipeline transportation throughput volumes, terminaling revenues, terminaling throughput volumes, and storage revenues—are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—2017 Compared to 2016” and “—2016 Compared to 2015,” and are incorporated herein by reference.
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
We may not have sufficient distributable cash flow following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to maintain or increase our quarterly distributions to our unitholders.
We may not generate sufficient cash flows each quarter to enable us to maintain or increase distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees, and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to Valero, which are not subject to any caps or other limits, in respect of those expenses;

•	the amount and timing of capital expenditures and acquisitions we make;

•	our debt service requirements and other liabilities, and restrictions contained in our revolving credit facility and other debt agreements;

•	fluctuations in our working capital needs; and

•	the amount of cash reserves established by our general partner.
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
We can provide no assurance that we will be able to consummate any future acquisitions, whether from Valero or any third parties. If we are unable to make future acquisitions, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences, or other external events beyond our control. Acquisitions involve numerous risks, including difficulties in integrating acquired businesses or assets, inefficiencies, and unexpected costs and liabilities.
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
As of December 31, 2017, our total debt, which includes notes payable – related party, was $1.275 billion. Our substantial indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.
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
In the future, the interest rates on our indebtedness could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board, which increased its targeted federal funds rate several times in 2017 and may continue to do so. As the Federal Reserve Board increases its target federal funds rate, overall interest rates will likely rise and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make distributions at our intended levels.
Compliance with and changes in environmental and pipeline integrity and safety laws could adversely affect our performance.
The principal environmental risks associated with our operations are emissions into the air and releases into the soil, surface water, or groundwater. Our operations are subject to extensive environmental laws and regulations, including those relating to the discharge and remediation of materials in the environment, greenhouse gas emissions, waste management, species and habitat preservation, pollution prevention, pipeline integrity and other safety-related regulations, and characteristics and composition of fuels. Certain of these laws and regulations could impose obligations to conduct assessment or remediation efforts at our facilities or third-party sites where we take wastes for disposal or where our wastes migrated. Environmental laws and regulations also may impose liability on us for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault. If we violate or fail to comply with these laws and regulations, it could lead to administrative, civil, or criminal penalties or liability and the imposition of injunctions, operating restrictions, or the loss of permits.
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
For example, the U.S. Environmental Protection Agency (EPA) has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards (NAAQS) for ozone, sulfur dioxide, and nitrogen dioxide. Emerging rules and permitting requirements implementing these revised standards may require us to install more stringent controls at our facilities, which may result in increased capital expenditures. Governmental restrictions on greenhouse gas emissions, including those that have been or may be imposed in various states or at the federal level, could also result in material increased compliance costs, additional operating restrictions or permitting delays for our business, and an increase in the cost of, and reduction in demand for, the products we produce, which could have a material adverse effect on our financial position, results of operations, and liquidity. For example, in May 2016, the EPA finalized new rules for volatile organic compound and methane emissions from the oil and gas production, processing, transmission and storage industry. In June 2017, the EPA proposed to stay those requirements for 90 days. The 90-day stay was vacated in July 2017. The EPA also proposed a two-year stay to those requirements in June 2017, and that two-year stay has not yet been finalized. Prior to the inauguration of President Trump, the EPA announced that it intends to develop methane emission standards for existing sources and issued information collection requests to companies with production, gathering and boosting, gas processing, storage, and transmission facilities. In addition, in 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. While the Trump Administration announced its intent to withdraw from the Paris Agreement in June 2017, there are no guarantees that it will not be implemented.
Further, certain of our pipeline facilities may be subject to the pipeline integrity and safety regulations of various federal and state regulatory agencies. In recent years, increased regulatory focus on pipeline integrity and safety has resulted in various proposed or adopted regulations. For example, in June 2016, President Obama signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (2016 Pipeline Safety Act) that extends statutory mandate of the Department of Transportation’s Pipeline and Hazardous Materials Administration (PHMSA) under prior legislation through 2019 and, among other things, requires PHMSA to complete certain of its outstanding mandates and develop new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. Additionally, on January 13, 2017, PHMSA announced the issuance of the Pipeline Safety: Safety of Hazardous Liquids Pipelines final rule. However, this was withdrawn following the Trump Administration’s January 20, 2017, announcement that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. Compliance with pipeline safety laws and regulations could have a material adverse effect on our results of operations. Further, should we fail to comply with pipeline safety regulations, we could be subject to penalties and fines. PHMSA has the authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $200,000 per day for each violation and approximately $2,000,000 for a related series of violations. This maximum penalty authority established by statute has been and will continue to be adjusted periodically to account for inflation. The implementation of these regulations, and the adoption of future regulations, could require us to make additional capital expenditures, including to install new or modified safety measures, or to conduct new or more extensive maintenance programs at our pipeline facilities.
Severe weather events may have an adverse effect on our assets and operations.
Some members within the scientific community believe that the increasing concentrations of greenhouse gas emissions in the Earth’s atmosphere, among other reasons, may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our assets and operations.
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
We own pipeline assets in Texas, New Mexico, Tennessee, Louisiana, Mississippi, Arkansas, and Oklahoma, and we provide both interstate and intrastate transportation services for refined petroleum products and crude oil. Many of our pipelines are common carriers and may be required to provide service to any shipper that requests transportation services on our pipelines.
Many of our pipelines provide interstate transportation services that are subject to regulation by FERC under the ICA. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines. Shippers may protest (and FERC may investigate) the lawfulness of existing, new, or changed tariff rates. FERC can suspend new or changed tariff rates for up to seven months and can allow new rates to be implemented subject to refund of amounts collected in excess of the rate ultimately found to be just and reasonable. If FERC finds a rate to be unjust and unreasonable, it may order payment of reparations for up to two years prior to the filing of a complaint or investigation, and FERC may prescribe new rates prospectively. We may also be required to respond to requests for information from government agencies, including compliance audits conducted by the FERC.
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
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on our interstate oil pipelines. In July 2016, in United Airlines, Inc. v. FERC, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated a pair of FERC orders to the extent they permitted an interstate petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service-based rates. The D.C. Circuit held that the FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed the FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. In response to the D.C. Circuit’s remand, in December 2016, the FERC issued a Notice of Inquiry seeking comments regarding how to address any potential double recovery resulting from the FERC’s current income tax allowance and rate of return policies. Initial comments were filed in March 2017 with reply comments filed in April 2017. We cannot currently predict when the FERC will issue an order in the Notice of Inquiry proceeding or what action the FERC may take in any such order. Depending upon the resolution of these issues, the cost of service rates of any interstate liquids pipeline could be affected to the extent it proposes new rates or changes its existing rates or if its rates are subject to complaint or are challenged by the FERC.
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
Our information technology systems and network infrastructure may be subject to unauthorized access or attack, which could result in a loss of intellectual property, proprietary information or employee, customer or vendor data; public disclosure of sensitive information; increased costs to prevent, respond to or mitigate cybersecurity events; systems interruption; or the disruption of our business operations. A breach could also originate from, or compromise, our customers’ and vendors’ or other third-party networks outside of our control. A breach may also result in legal claims or proceedings against us by our unitholders, employees, customers and vendors. There can be no assurance that our infrastructure protection technologies and disaster recovery plans can prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.
Our customers’ operating results are seasonal and generally lower in the first and fourth quarters of the year. Our customers depend on favorable weather conditions in the spring and summer months.
Demand for gasoline is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, our customers’ operating results are generally lower for the first and fourth quarters of each year. Unfavorable weather conditions during the spring and summer months and a resulting lack of the expected seasonal upswings in traffic and sales could adversely affect our customers’ business, financial condition, and results of operations, which may adversely affect our business, financial conditions, and results of operations.
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
As of January 31, 2018, Valero owned a 66.2 percent limited partner interest in us and owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, because it is a wholly owned subsidiary of Valero, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is beneficial to Valero. Conflicts of interest may arise between Valero and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Valero, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Valero to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Valero to increase or decrease refinery production, shut down or reconfigure a refinery, shift the focus of its investment and growth to areas not served by our assets, or undertake acquisition opportunities for itself;

•	Valero has an economic incentive to cause us to not seek higher rates and fees, even if such higher rates and fees would reflect those that could be obtained in arm’s-length, third-party transactions;

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

•
our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80 percent of the common units. As of January 31, 2018, Valero owned 67.5 percent of our common units, and, as a result, Valero did not have the ability to exercise the limited call right;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including under the omnibus agreement and our commercial agreements with Valero;

•	our general partner decides whether to retain separate counsel, accountants, or others to perform services for us; and

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights or the elimination of our incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. Any such action may result in lower distributions to our common unitholders in certain situations.

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
In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our debt agreements on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
Our general partner has certain incentive distribution rights that reduce the amount of our cash available for distribution to our common unitholders.
Our general partner currently holds a general partner interest in us that entitles it to receive two percent of all distributions paid to our common unitholders and incentive distribution rights that entitle it to receive an increasing percentage (13 percent, 23 percent and 48 percent) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. Throughout 2017, our general partner was at the top tier of the incentive distribution rights scale. Because a higher percentage of our cash is allocated to our general partner due to our incentive distribution rights, it is more difficult for us to increase the amount of distributions to our unitholders and our cost of capital is higher, making investments, capital expenditures and acquisitions, and therefore, future growth, more costly.
The fees and reimbursements due to our general partner and its affiliates, including Valero, for services provided to us or on our behalf will reduce our distributable cash flow. In certain cases, the amount and timing of such reimbursements will be determined by our general partner and its affiliates, including Valero.
Pursuant to our partnership agreement, we reimburse our general partner and its affiliates, including Valero, for expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Pursuant to the amended and restated omnibus agreement, as amended, we pay an annual fee of $13.2 million to Valero for general and administrative services and reimburse Valero for any out-of-pocket costs and expenses incurred by Valero in providing these services to us. In the event we acquire additional assets from Valero in the future, we may agree to increase such annual fee. In addition, we are required to reimburse our general partner for its payments to Valero pursuant to the services and secondment agreement for the wages, benefits, and other costs of Valero employees seconded to our general partner to perform operational and maintenance services at certain of our pipeline and terminal systems. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates reduces our cash flows, and, as a result, reduces our ability to make distributions to our unitholders. There is no limit on the fees and expense reimbursements that we may be required to pay to our general partner and its affiliates.
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
If a unitholder is not an “Eligible Holder,” the unitholder’s common units may be subject to redemption.
Our partnership agreement includes certain requirements regarding those investors who may own our common units. “Eligible Holders” are limited partners whose (a) federal income tax status is not reasonably likely to have a material and adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or an analogous regulatory body and (b) nationality, citizenship, or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If the unitholder is not an Eligible Holder, in certain circumstances as set forth in our partnership agreement, the unitholder’s units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
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
Our unitholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66⅔ percent of all outstanding common units is required to remove our general partner. As of January 31, 2018, Valero owned 67.5 percent of our common units (excluding common units held by officers and directors of our general partner and Valero).
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
As of January 31, 2018, Valero held 46,768,586 of our common units. Additionally, we have agreed to provide Valero with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 80 percent of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. As of January 31, 2018, our general partner and its affiliates owned less than 80 percent of our outstanding common units, but in the future, we may engage in transactions with Valero pursuant to which we may issue additional common units to Valero.
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
Our general partner has the right, at any time when the holders have received incentive distributions at the highest level to which they are entitled (48 percent) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Given our distribution history, our general partner is currently able to exercise this right. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as our general partner with respect to resetting target distributions.
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
Because we are a publicly traded limited partnership, the NYSE does not require us to have, and we do not have or intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to our affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21 percent for taxable years beginning on or after January 1, 2018, and 35 percent to the extent we were treated as a corporation in any taxable years ending prior to January 1, 2018, and would likely pay state and local income tax at varying rates. Distributions generally would be taxed again to our unitholders as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states.
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
Unitholders may be required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law, and may be substantially different from any estimate we make in connection with a unit offering.
A unitholder’s allocable share of our taxable income will be taxable to it, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives cash distributions from us that are less than the actual tax liability that results from that income or no cash distributions at all.
A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act of 2017, the net interest expense deductions of certain business entities, including us, are limited to 30 percent of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
From time to time, in connection with an offering of our units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of units purchased in the offering to which the estimate relates, the estimate may be incorrect due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced.
If the IRS makes audit adjustments to income tax returns for tax years beginning after 2017, it may assess and collect taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during that taxable year.
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
Under the recently enacted tax reform law, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10 percent of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative, or judicial interpretation at any time. For example, from time to time, the President and members of the U.S. Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. We are unable to predict whether any such changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unit Price and Cash Distributions
Our common units are listed on the NYSE under the symbol “VLP.” As of January 31, 2018, there were 7 holders of record of our common units and Valero owned all of our general partner units. There is no established trading market for our general partner units. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.
The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for each quarter of 2017 and 2016.

Quarter Ended	High Sale Price	Low Sale Price	Quarterly Cash Distribution per Unit	Record Date	Distribution Date
2017:
December 31	$45.06	$39.52	$0.5075	February 5, 2018	February 13, 2018
September 30	47.50	40.00	0.4800	November 1, 2017	November 9, 2017
June 30	48.90	41.15	0.4550	August 1, 2017	August 10, 2017
March 31	51.00	44.21	0.4275	May 2, 2017	May 11, 2017
2016:
December 31	44.86	38.90	0.4065	February 2, 2017	February 10, 2017
September 30	47.33	40.14	0.3850	November 3, 2016	November 10, 2016
June 30	49.55	42.31	0.3650	August 1, 2016	August 9, 2016
March 31	52.20	39.02	0.3400	May 2, 2016	May 10, 2016

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
Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0 percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2.0 percent general partner interest, our general partner has not transferred its incentive distribution rights, and that there are no arrearages on common units.

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distributions
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.2125	98%	2%
First Target Distribution	above $0.2125 up to $0.244375	98%	2%
Second Target Distribution	above $0.244375 up to $0.265625	85%	15%
Third Target Distribution	above $0.265625 up to $0.31875	75%	25%
Thereafter	$0.31875	50%	50%
Securities Authorized for Issuance Under Equity Compensation Plans
The information appearing in Part III, Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data shown in the table below was derived from the consolidated financial statements of the Partnership and from the combined financial statements of our Predecessor (defined below). We completed our IPO of common units representing limited partner interests on December 16, 2013. Since the IPO, we have acquired businesses and assets from Valero. Each business acquisition was accounted for as the transfer of a business between entities under the common control of Valero. Accordingly, this financial data has been retrospectively adjusted to include the historical results of those business acquisitions for all periods presented prior to the effective dates of each acquisition. We refer to the historical results prior to the IPO and the effective dates of each acquisition from Valero as those of our “Predecessor.” During 2017, we acquired assets from Valero that were accounted for as transfers of assets between entities under the common control of Valero. Our prior period financial statements and financial information were not retrospectively adjusted for these asset acquisitions. See Note 2 in Notes to Consolidated Financial Statements for further discussion of our acquisitions from Valero.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating revenues – related party	$452,005	$362,619	$243,624	$129,180	$124,985
Net income (loss)	238,433	188,831	71,312	(33,361)	(25,403)
Net income attributable to partners	238,433	204,253	131,878	59,281	2,041
Limited partners’ interest in net income	189,320	180,700	125,809	57,902	2,000
Net income per limited partner unit – basic and diluted:
Common units	2.77	2.85	2.12	1.01	0.03
Subordinated units	—	2.38	2.07	1.01	0.03
Cash distribution declared per unit	1.8700	1.4965	1.1975	0.9410	0.0370
Cash and cash equivalents	42,052	71,491	80,783	236,579	375,118
Total assets (a)	1,517,352	979,257	962,121	1,082,464	1,127,124
Debt and capital lease obligations, net of current portion	905,283	525,355	175,246	1,519	3,079
Notes payable – related party	370,000	370,000	370,000	—	—

(a) Amounts reported as of December 31, 2016, 2015, and 2014 have been reclassified to conform to the 2017 presentation, which reflects the gross presentation of receivables – related party and accounts payable – related party.

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction, or termination of Valero’s obligation under our commercial agreements and our services and secondment agreement;

•	changes in global economic conditions on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s and our ability to remain in compliance with the terms of its and our outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined petroleum products;

•	our ability to obtain credit and financing on acceptable terms in light of uncertainty and illiquidity in credit and capital markets;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

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
OVERVIEW
We are a master limited partnership formed by Valero to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other logistics assets. We generate operating revenues by providing fee-based transportation and terminaling services. During 2017, we acquired businesses and assets and began receiving fees for services provided by these businesses and assets commencing on the effective date of each acquisition. See Note 2 of Notes to Consolidated Financial Statements for further discussion of our acquisitions. Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
We reported net income and net income attributable to partners of $238.4 million for the year ended December 31, 2017. This compares to net income of $188.8 million and net income attributable to partners of $204.3 million for the year ended December 31, 2016.
The increase in net income of $49.6 million was due primarily to a $70.5 million increase in operating income driven by contributions from our McKee, Meraux, Three Rivers, and Port Arthur terminals, which we acquired from Valero in April 2016, September 2016, and November 2017, as further described in Note 2 of Notes to Consolidated Financial Statements. The increase in operating income was offset by a $21.1 million increase in “interest and debt expense, net of capitalized interest” as a result of incremental borrowings and a higher effective interest rate in 2017.
Net income attributable to partners represents our results of operations only and excludes the results of our Predecessor. Our Predecessor’s results are those that are associated with the McKee, Meraux, and Three

Rivers terminals for the periods prior to the dates we acquired these businesses from Valero and represent only the costs of operating the terminals. See Note 1 of Notes to Consolidated Financial Statements for the reason that results of businesses acquired from Valero are included with our results for periods prior to their dates of acquisition. The increase in net income attributable to partners of $34.2 million in 2017 compared to 2016 is due primarily to the operating results generated by our McKee, Meraux, Three Rivers, and Port Arthur terminals and our Red River crude system and Parkway pipeline in 2017. See Note 2 of Notes to Consolidated Financial Statements for discussion of our acquisitions.
Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
All of our operating revenues are generated from fee-based arrangements with Valero, and the amount of operating revenues we generate depends on the volumes of crude oil and refined petroleum products owned by Valero that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by the reliability of Valero’s refineries served by our pipelines and terminals as well as the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. However, our arrangements with Valero contain minimum volume commitments that require Valero to ship minimum volumes during each calendar quarter or pay us a deficiency payment. Deficiency payments are applied as a credit for volumes transported on the applicable pipeline or terminal system in excess of its minimum volume commitment during the following four quarters. If it is remote that Valero will utilize these payments, the amount of the expected unused credits will be recognized as operating revenues in the period when that determination is made. Valero has historically met or exceeded most of its minimum volume commitments, and we expect that Valero will transport volumes through our pipelines and throughput volumes at our terminals in 2018 generally consistent with historical levels.
Effective March 31, 2017, we entered into an agreement with Diamond Green Diesel Holdings, LLC (DGD), a joint venture consolidated by Valero, to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. The construction of the rail loading facility was completed in April 2017, and we began providing services to DGD in May 2017. In addition, we agreed to construct a new 180,000 barrel storage tank and provide storage services to DGD. The construction of the new tank is expected to be completed in the first quarter of 2018. This agreement contains minimum commitments for DGD’s use of the assets.
On November 1, 2017, we acquired our Parkway pipeline and Port Arthur terminal from Valero for total consideration of $200.0 million and $308.0 million, respectively. See Note 2 of Notes to Consolidated Financial Statements for further discussion of these acquisitions. We expect our throughput volumes and revenues to increase in 2018 from the full year of operations of these assets.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the years ended December 31, 2017, 2016, and 2015. The narrative following these tables provides an analysis of our results of operations.
2017 Compared to 2016
Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	Change
Operating revenues – related party	$452,005	$362,619	$89,386
Costs and expenses:
Cost of revenues (excluding depreciation expense reflected below)	108,374	96,115	12,259
Depreciation expense	52,475	45,965	6,510
Other operating expenses	577	—	577
General and administrative expenses	15,549	15,965	(416)
Total costs and expenses	176,975	158,045	18,930
Operating income	275,030	204,574	70,456
Other income, net	753	284	469
Interest and debt expense, net of capitalized interest	(36,015)	(14,915)	(21,100)
Income before income tax expense	239,768	189,943	49,825
Income tax expense	1,335	1,112	223
Net income	238,433	188,831	49,602
Less: Net loss attributable to Predecessor	—	(15,422)	15,422
Net income attributable to partners	238,433	204,253	34,180
Less: General partner’s interest in net income	49,113	23,553	25,560
Limited partners’ interest in net income	$189,320	$180,700	$8,620

Net income per limited partner unit – basic and diluted:
Common units	$2.77	$2.85
Subordinated units	$—	$2.38

Weighted average limited partner units outstanding – basic and diluted:
Common units	68,220	48,817
Subordinated units	—	17,463

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2017	2016	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$100,631	$78,451	$22,180
Pipeline transportation throughput (BPD) (a)	964,198	829,269	134,929
Average pipeline transportation revenue per barrel (b)	$0.29	$0.26	$0.03

Terminaling:
Terminaling revenues	$347,996	$283,628	$64,368
Terminaling throughput (BPD)	2,889,361	2,265,150	624,211
Average terminaling revenue per barrel (b)	$0.33	$0.34	$(0.01)

Storage and other revenues	$3,378	$540	$2,838

Total operating revenues – related party	$452,005	$362,619	$89,386

Capital expenditures:
Maintenance	$8,954	$13,027	$(4,073)
Expansion	29,562	10,129	19,433
Total capital expenditures	38,516	23,156	15,360
Less: Capital expenditures attributable to Predecessor	—	3,394	(3,394)
Capital expenditures attributable to Partnership	$38,516	$19,762	$18,754

Other financial information:
Distribution declared per unit	$1.8700	$1.4965

Distribution declared:
Limited partner units – public	$42,051	$32,382
Limited partner units – Valero	86,503	67,560
General partner units – Valero	47,897	21,648
Total distribution declared	$176,451	$121,590
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Operating revenues increased $89.4 million, or 25 percent, in 2017 compared to 2016. The increase was due primarily to the following:

•
Incremental throughput from acquired businesses and assets. We generated incremental terminaling revenues of $56.2 million in 2017 from our McKee, Meraux, Three Rivers, and Port Arthur terminals. The McKee terminal was acquired in April 2016, the Meraux and Three Rivers terminals were acquired in September 2016, and the Port Arthur terminal was acquired in November 2017. In addition, we generated incremental pipeline revenues of $14.6 million in 2017 from our Red River crude system and our Parkway pipeline, which were acquired in January 2017 and November 2017, respectively.

•
Higher throughput volumes. We experienced an 8 percent and 10 percent increase in volumes handled at our other terminals and pipeline systems, respectively, in 2017 compared to 2016. The increase in volumes had a favorable impact to our operating revenues of $15.8 million.

•	Operating revenues from our DGD rail loading facility. Our DGD rail loading facility, which was placed in service in May 2017, generated operating revenues of $2.8 million in 2017.
Cost of revenues (excluding depreciation expense reflected below) increased $12.3 million, or 13 percent, in 2017 compared to 2016. The increase was due primarily to operating expenses of $3.9 million related to our Parkway pipeline and Port Arthur terminal, which were acquired in November 2017; $2.2 million related to our Red River crude system, which was acquired in January 2017; and $2.0 million related to our DGD rail loading facility, which began operations in May 2017. We also incurred higher maintenance expense of $4.1 million at our Houston and Corpus Christi terminals and our Lucas and Collierville crude systems due primarily to inspection activity.
Depreciation expense increased $6.5 million, or 14 percent, in 2017 compared to 2016 due primarily to depreciation expense recognized on the assets that compose our Red River crude system, Parkway pipeline, and Port Arthur terminal, which were acquired in 2017.
Other operating expenses reflects the uninsured portion of our property damage losses and repair costs incurred in 2017 as a result of damages caused by Hurricane Harvey primarily at our Houston terminal and Port Arthur products system.
General and administrative expenses decreased $416,000, or 3 percent, in 2017 compared to 2016 due primarily to acquisition costs (legal and investment advisor fees) of $832,000 incurred in 2016 in connection with our acquisitions of the McKee, Meraux, and Three Rivers terminals. The decrease in acquisition costs in 2017 was partially offset by incremental costs of $319,000 related to the management fee charged to us by Valero in connection with acquired businesses and assets.
“Interest and debt expense, net of capitalized interest” increased $21.1 million in 2017 compared to 2016 due primarily to the following:

•
Incremental interest expense incurred on the Senior Notes. In December 2016, we issued $500.0 million of 4.375 percent senior notes due December 2026 (Senior Notes). We used the proceeds of the Senior Notes to repay $494.0 million of outstanding borrowings under our revolving credit facility. The interest rate on the Senior Notes is higher than our revolving credit facility, thereby increasing the effective interest rate in 2017. Incremental interest expense resulting from the Senior Notes was approximately $8.9 million in 2017.

•
Incremental borrowings in connection with acquisitions. In connection with the acquisition of the McKee, Meraux, Three Rivers, and Port Arthur terminals and the Parkway pipeline, we borrowed $729.0 million under our revolving credit facility. Interest expense on the incremental borrowings was approximately $6.1 million in 2017.

•
Higher interest rates in 2017. Borrowings on our revolving credit facility and subordinated credit agreements with Valero bear interest at variable rates. We incurred additional interest of $5.1 million in 2017 on these borrowings due to higher interest rates in 2017 compared to 2016.

2016 Compared to 2015

Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	Change
Operating revenues – related party	$362,619	$243,624	$118,995
Costs and expenses:
Cost of revenues (excluding depreciation expense reflected below)	96,115	105,973	(9,858)
Depreciation expense	45,965	45,678	287
General and administrative expenses	15,965	14,520	1,445
Total costs and expenses	158,045	166,171	(8,126)
Operating income	204,574	77,453	127,121
Other income, net	284	223	61
Interest and debt expense, net of capitalized interest	(14,915)	(6,113)	(8,802)
Income before income tax expense	189,943	71,563	118,380
Income tax expense	1,112	251	861
Net income	188,831	71,312	117,519
Less: Net loss attributable to Predecessor	(15,422)	(60,566)	45,144
Net income attributable to partners	204,253	131,878	72,375
Less: General partner’s interest in net income	23,553	6,069	17,484
Limited partners’ interest in net income	$180,700	$125,809	$54,891

Net income per limited partner unit – basic and diluted:
Common units	$2.85	$2.12
Subordinated units	$2.38	$2.07

Weighted average limited partner units outstanding – basic and diluted:
Common units	48,817	31,222
Subordinated units	17,463	28,790

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2016	2015	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$78,451	$81,435	$(2,984)
Pipeline transportation throughput (BPD) (a)	829,269	949,884	(120,615)
Average pipeline transportation revenue per barrel (b)	$0.26	$0.23	$0.03

Terminaling:
Terminaling revenues	$283,628	$161,649	$121,979
Terminaling throughput (BPD)	2,265,150	1,340,407	924,743
Average terminaling revenue per barrel (b)	$0.34	$0.33	$0.01

Storage and other revenues	$540	$540	$—

Total operating revenues – related party	$362,619	$243,624	$118,995

Capital expenditures:
Maintenance	$13,027	$10,828	$2,199
Expansion	10,129	27,281	(17,152)
Total capital expenditures	23,156	38,109	(14,953)
Less: Capital expenditures attributable to Predecessor	3,394	29,632	(26,238)
Capital expenditures attributable to Partnership	$19,762	$8,477	$11,285

Other financial information:
Distribution declared per unit	$1.4965	$1.1975

Distribution declared:
Limited partner units – public	$32,382	$22,028
Limited partner units – Valero	67,560	51,566
General partner units – Valero	21,648	5,003
Total distribution declared	$121,590	$78,597
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

Operating revenues increased $119.0 million, or 49 percent, in 2016 compared to 2015. The increase was due primarily to the following:

•
Incremental terminaling throughput from businesses acquired from Valero. We experienced a 111 percent increase in terminaling revenues in 2016 compared to 2015 as a result of revenues generated from the operations of the McKee, Meraux, and Three Rivers terminals, which were acquired from Valero in 2016. The incremental throughput volumes at these terminals had a favorable impact to our operating revenues of $124.1 million in 2016.

•
Lower operating revenues at systems owned or acquired prior to 2015. We estimate that a decrease in throughput volumes at our other pipelines and terminals had an unfavorable impact to our operating revenues of approximately $5.1 million. The decrease is due primarily to a decrease of 25 percent in pipeline transportation throughput volumes and 21 percent in terminaling throughput volumes at our Port Arthur logistics system in 2016 compared to 2015. The decrease in volumes was primarily a result of planned turnaround activity at Valero’s Port Arthur refinery in September and October 2016, during which time the refinery was largely shut down. In addition, we experienced a decrease of 26 percent in pipeline transportation throughput volumes at our McKee crude system in 2016 compared to 2015 due to decreased crude oil production in the region. Average pipeline transportation revenue per barrel was higher in 2016 compared to 2015 due primarily to the recognition of $2.2 million of deferred revenue associated with unused minimum volume credits by Valero.

Cost of revenues (excluding depreciation expense reflected below) decreased $9.9 million, or 9 percent, in 2016 compared to 2015. The decrease was due primarily to lower maintenance expense of $4.7 million at our Corpus Christi terminals related to inspection activity in 2015. Additionally, waste handling costs at our Corpus Christi and St. Charles terminals decreased $2.3 million in 2016.
Depreciation expense increased $287,000, or 1 percent, in 2016 compared to 2015 due primarily to additional depreciation expense related to assets placed into service in the latter part of 2015 and 2016, including expansion and improvement projects at our Corpus Christi, Houston, Meraux, and St. Charles terminals, partially offset by $2.8 million in accelerated depreciation related to the retirement of certain assets of our McKee crude system in 2015.
General and administrative expenses increased $1.4 million, or 10 percent, in 2016 compared to 2015 due primarily to incremental costs of $843,000 related to the management fee charged to us by Valero as a result of additional administrative services provided to us in connection with our acquisitions from Valero in 2015 and 2016 and an increase of $470,000 in public company costs.
“Interest and debt expense, net of capitalized interest” increased $8.8 million in 2016 compared to 2015 due primarily to interest expense incurred on borrowings under our revolving credit facility and subordinated credit agreements with Valero entered into in connection with the acquisitions. Additionally, we issued the Senior Notes in December 2016 and used the proceeds to repay $494.0 million of outstanding borrowings under our revolving credit facility. The interest on the Senior Notes is higher than our revolving credit facility, thereby increasing the effective interest rate for 2016. See Notes 2 and 6 of Notes to Consolidated Financial Statements for further discussion. Interest expense on the incremental borrowings was $8.2 million in 2016.
Our income tax expense is associated with the Texas margin tax. During 2016, the relative amount of operating revenues we generated in Texas increased in connection with the acquisitions of the Corpus Christi, McKee, Meraux, and Three Rivers terminals. As a result, our income tax expense has increased.

LIQUIDITY AND CAPITAL RESOURCES
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
ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). We have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available as of December 31, 2017. See Note 10 of Notes to Consolidated Financial Statements for a description of the ATM Program.

Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. As of December 31, 2017, we had $410.0 million of borrowings and no letters of credit outstanding under the Revolver. As a result, we had $340.0 million of available capacity. See Note 5 of Notes to Consolidated Financial Statements for a description of the Revolver.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$288,931	$229,894	$108,376
Investing activities	(517,851)	(126,732)	(428,171)
Financing activities	199,481	(112,454)	163,999
Net decrease in cash and cash equivalents	$(29,439)	$(9,292)	$(155,796)
Cash Flows for the Year Ended December 31, 2017
Our operations generated $288.9 million of cash in 2017, driven primarily by net income of $238.4 million and noncash adjustments (primarily for depreciation expense) of $54.2 million, partially offset by unfavorable changes in working capital of $3.7 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 13 of Notes to Consolidated Financial Statements and mainly resulted from:

•
an increase in receivables – related party of $9.6 million attributable primarily to billings related to our Red River crude system, Parkway pipeline, and the Port Arthur terminal, which were acquired in 2017; and

•
a decrease in accounts payable – related party of $3.4 million due primarily to the timing of invoices from Valero for services provided to our general partner under our amended and restated services and secondment agreement; partially offset by

•	an increase in accounts payable of $7.4 million attributable primarily to payables related to our Parkway pipeline, which was acquired in 2017; and

•
an increase in accrued interest payable of $1.3 million due primarily to interest expense incurred on the $380.0 million borrowed under the Revolver in connection with the acquisitions of the Parkway pipeline and the Port Arthur terminal.

The $288.9 million of cash generated by our operations, along with (i) $380.0 million of borrowings under the Revolver and (ii) $36.5 million in proceeds received in connection with unit issuances under our ATM Program, were used mainly to:

•	fund $462.5 million in acquisitions from Valero consisting of the Parkway pipeline and the Port Arthur terminal;

•	pay $161.3 million in cash distributions to limited partners and our general partner;

•	fund the $71.8 million acquisition of the Red River crude system; and

•	fund $38.5 million in capital expenditures.

Cash Flows for the Year Ended December 31, 2016
Our operations generated $229.9 million of cash in 2016, driven primarily by net income of $188.8 million and noncash adjustments (primarily for depreciation expense) of $47.0 million, partially offset by unfavorable changes in working capital of $6.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 13 of Notes to Consolidated Financial Statements and mainly resulted from:

•	an increase in receivables – related party of $10.8 million attributable primarily to billings related to our newly acquired McKee, Meraux, and Three Rivers terminals; partially offset by

•	an increase in deferred revenue – related party of $3.4 million due to deficiency payments associated with minimum volume commitments.

The $229.9 million of cash generated by our operations, along with (i) $848.8 million in proceeds from the issuance of debt (including gross proceeds of $499.8 million from the issuance of our Senior Notes and $349.0 million of borrowings under the Revolver of as discussed in Note 5 of Notes to Consolidated Financial Statements), (ii) $14.9 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, and (iii) $9.9 million in proceeds received in connection with our ATM Program, were used mainly to:

•	fund $480.0 million in acquisitions from Valero consisting of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business;

•	make debt repayments of $494.9 million, of which $494.0 million related to the Revolver;

•	pay $109.4 million in cash distributions to limited partners and our general partner;

•	fund $23.2 million in capital expenditures; and

•	pay $5.3 million in debt issuance and offering costs.

Cash Flows for the Year Ended December 31, 2015
Our operations generated $108.4 million of cash in 2015, driven primarily by net income of $71.3 million and noncash adjustments (primarily for depreciation expense) of $46.0 million, partially offset by unfavorable changes in working capital of $9.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 13 of Notes to Consolidated Financial Statements and mainly resulted from:

•	an increase in receivables – related party of $15.6 million due primarily to activity related to our newly acquired Houston, St. Charles, and Corpus Christi terminals; partially offset by

•	an increase in accounts payable – related party of $6.0 million, also attributable primarily to activity related to our newly acquired terminals.

The $108.4 million of cash generated by our operations, along with (i) $755.0 million in proceeds from the issuance of debt ($555.0 million from the two subordinated credit agreements with Valero (Loan Agreements) in connection with businesses acquired in 2015 and borrowings under the Revolver of $200.0 million as discussed in Note 5 of Notes to Consolidated Financial Statements), (ii) $189.7 million in proceeds from the 2015 Offering (net of the underwriting discount), (iii) $77.3 million of net cash transferred from Valero related to the cash flows associated with our Predecessor, and (iv) $4.0 million from the issuance of general partner units, were used mainly to:

•	fund $966.2 million in acquisitions from Valero consisting of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business;

•	make debt repayments of $211.2 million, of which $185.0 million related to the Loan Agreements and $25.0 million related to the Revolver;

•	pay $71.7 million in cash distributions to limited partners and our general partner;

•	fund $38.1 million in capital expenditures; and

•	pay $3.0 million in debt issuance and offering costs.

Capital Resources
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
Our capital expenditures were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Maintenance	$8,954	$13,027	$10,828
Expansion (a)	29,562	10,129	27,281
Total capital expenditures	$38,516	$23,156	$38,109

(a) This table excludes amounts paid for our acquisitions. See Note 2 in Notes to Consolidated Financial Statements for further discussion of our acquisitions.

Our capital expenditures in 2017 were primarily for:

•	the construction of a new tank and improvement of assets at our Port Arthur products system;

•	the construction of the DGD rail loading facility and new tank at the St. Charles terminal; and

•	the expansion and improvement of assets at our Corpus Christi and Meraux terminals.
Our capital expenditures in 2016 were primarily for:

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system;

•	the improvement of assets at our Meraux, Three Rivers, St. Charles, and Houston terminals to extend the useful lives of the tanks; and

•	the expansion of assets at our Port Arthur products system and St. Charles terminal.
Our capital expenditures in 2015 were primarily for:

•	the expansion and improvement of assets at our Corpus Christi, Meraux, and Three Rivers terminals;

•	the construction of a connection to receive crude oil from the Seaway pipeline into our Lucas crude system; and

•	the improvement of assets at our St. Charles terminal that will extend the useful lives of the tanks.
In addition to the above-mentioned capital expenditures, $41.4 million of capital projects were funded by Valero in 2017 primarily related to our St. Charles, Corpus Christi, Meraux, Three Rivers, Port Arthur, McKee, and Houston terminals. Valero agreed to fund these projects in connection with the acquisitions from Valero.
For 2018, we expect our capital expenditures to range from $35.0 million to $45.0 million. Our estimate consists of approximately $20.0 million to $25.0 million for maintenance capital expenditures and approximately $15.0 million to $20.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic business acquisitions that may occur.
Distributions
On January 24, 2018, the board of directors of our general partner declared a distribution of $0.5075 per unit applicable to the fourth quarter of 2017, which equates to $50.1 million in total distributions to unitholders of record as of February 5, 2018. This quarterly distribution per unit is more than the minimum quarterly distribution of $0.2125 per unit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
A summary of our contractual obligations as of December 31, 2017 is shown in the table below (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Debt and notes payable – related party (a)	$—	$—	$780,000	$—	$—	$500,000	$1,280,000
Operating lease obligations	14,097	14,289	14,258	14,215	14,214	301,606	372,679
Purchase obligations	65,780	65,780	65,780	65,780	65,780	555,639	884,539
Other long-term liabilities	—	—	—	—	—	1,203	1,203
Total	$79,877	$80,069	$860,038	$79,995	$79,994	$1,358,448	$2,538,421
__________________

(a)	Excludes amounts related to unamortized discount and debt issuance costs. These items are further described in Note 5 of Notes to Consolidated Financial Statements.
Debt and Notes Payable – Related Party
Our debt and notes payable – related party are described in Note 5 of Notes to Consolidated Financial Statements.
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
Purchase Obligations
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum, or variable price provisions, and (iii) the approximate timing of the transaction. The purchase obligation amounts shown in the table above include purchase obligations under our amended and restated (i) omnibus agreement, (ii) services and secondment agreement, and (iii) lease and access agreement with Valero. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding our agreements with Valero. Our purchase obligations are determined based on contractual, fixed-rate fees for periods that are reasonably assured based on current market conditions.
Other Long-term Liabilities
Our other long-term liabilities consist primarily of asset retirement obligations as described in Note 6 of Notes to Consolidated Financial Statements, and noncurrent deferred tax liabilities. Because the noncurrent deferred tax liabilities are not contractual commitments, we have excluded them from the table above. For our asset retirement obligations, we made our best estimate of expected payments based on the information available as of December 31, 2017.
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
NEW ACCOUNTING PRONOUNCEMENTS
As discussed in Note 1 of Notes to Consolidated Financial Statements, certain new financial accounting pronouncements became effective January 1, 2018, or will become effective in the future. The effect on our financial statements upon adoption of these pronouncements is discussed in the above-referenced note.
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

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$523,800
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$780,000	$—	$—	$—	$780,000	$780,000
Average interest rate	—%	—%	2.87%	—%	—%	—%	2.87%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$506,670
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$—	$400,000	$—	$—	$400,000	$400,000
Average interest rate	—%	—%	—%	2.27%	—%	—%	2.27%

(a) Excludes unamortized discount and deferred issuance costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Partners LP. Our management evaluated the effectiveness of Valero Energy Partners LP’s internal control over financial reporting as of December 31, 2017. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 68 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The unitholders of Valero Energy Partners LP and
the board of directors of Valero Energy Partners GP LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Valero Energy Partners LP and subsidiaries (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Partnership’s auditor since 2013.
San Antonio, Texas
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The unitholders of Valero Energy Partners LP and
the board of directors of Valero Energy Partners GP LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Valero Energy Partners LP’s (the Partnership) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

San Antonio, Texas
February 22, 2018

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$42,052	$71,491
Receivables – related party	46,496	36,889
Receivables	781	1,682
Prepaid expenses and other	720	997
Total current assets	90,049	111,059
Property and equipment, at cost	1,969,233	1,216,288
Accumulated depreciation	(552,817)	(351,208)
Property and equipment, net	1,416,416	865,080
Deferred charges and other assets, net	10,887	3,118
Total assets	$1,517,352	$979,257
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$18,633	$10,652
Accounts payable – related party	3,944	7,348
Accrued liabilities	1,007	870
Accrued liabilities – related party	202	192
Accrued interest payable	2,558	1,280
Accrued interest payable – related party	911	47
Taxes other than income taxes payable	5,141	2,457
Deferred revenue – related party	926	3,525
Total current liabilities	33,322	26,371
Debt	905,283	525,355
Notes payable – related party	370,000	370,000
Other long-term liabilities	2,950	1,707
Commitments and contingencies
Partners’ capital:
Common unitholders – public (22,487,586 and 21,738,692 units outstanding)	596,047	548,619
Common unitholder – Valero (46,768,586 and 45,687,271 units outstanding)	(382,652)	(482,197)
General partner – Valero (1,413,391 and 1,375,721 units outstanding)	(7,598)	(10,598)
Total partners’ capital	205,797	55,824
Total liabilities and partners’ capital	$1,517,352	$979,257
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Operating revenues – related party	$452,005	$362,619	$243,624
Costs and expenses:
Cost of revenues (excluding depreciation expense reflected below) (a)	108,374	96,115	105,973
Depreciation expense	52,475	45,965	45,678
Other operating expenses	577	—	—
General and administrative expenses (b)	15,549	15,965	14,520
Total costs and expenses	176,975	158,045	166,171
Operating income	275,030	204,574	77,453
Other income, net	753	284	223
Interest and debt expense, net of capitalized interest (c)	(36,015)	(14,915)	(6,113)
Income before income tax expense	239,768	189,943	71,563
Income tax expense	1,335	1,112	251
Net income	238,433	188,831	71,312
Less: Net loss attributable to Predecessor	—	(15,422)	(60,566)
Net income attributable to partners	238,433	204,253	131,878
Less: General partner’s interest in net income	49,113	23,553	6,069
Limited partners’ interest in net income	$189,320	$180,700	$125,809

Net income per limited partner unit – basic and diluted:
Common units	$2.77	$2.85	$2.12
Subordinated units	$—	$2.38	$2.07

Weighted-average limited partner units outstanding – basic and diluted:
Common units	68,220	48,817	31,222
Subordinated units	—	17,463	28,790

Cash distribution declared per unit	$1.8700	$1.4965	$1.1975

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(a) Cost of revenues (excluding depreciation expense) – related party	$67,067	$61,649	$55,649
(b) General and administrative expenses – related party	$12,858	$12,539	$11,695
(c) Interest and debt expense – related party	$9,658	$6,608	$3,190
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Partnership
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2014	$374,954	$58,844	$146,804	$4,617	$484,375	$1,069,594
Net income (loss):
Attributable to Predecessor	—	—	—	—	(60,566)	(60,566)
Attributable to partners	37,183	28,548	60,078	6,069	—	131,878
Net transfers from Valero Energy Corporation	—	—	—	—	70,334	70,334
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	111,433	267,700	11,011	(390,144)	—
Acquisitions of businesses from Valero Energy Corporation:
Cash paid for carrying value of acquired businesses	—	(111,433)	(267,700)	(11,011)	—	(390,144)
Cash paid in excess of carrying value of acquired businesses	—	(52,506)	(505,985)	(17,585)	—	(576,076)
Unit issuance	188,915	—	—	4,011	—	192,926
Noncash contributions from Valero Energy Corporation	—	8,898	18,063	787	—	27,748
Cash distributions to unitholders and distribution equivalent right payments	(19,736)	(15,354)	(32,921)	(3,704)	—	(71,715)
Unit-based compensation	173	—	—	—	—	173
Balance as of December 31, 2015	581,489	28,430	(313,961)	(5,805)	103,999	394,152
Net income (loss):
Attributable to Predecessor	—	—	—	—	(15,422)	(15,422)
Attributable to partners	58,688	76,690	45,322	23,553	—	204,253
Net transfers from Valero Energy Corporation	—	—	—	—	15,030	15,030
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	67,800	32,758	3,049	(103,607)	—
Acquisitions of businesses from Valero Energy Corporation:
Cash paid for carrying value of acquired businesses	—	(67,800)	(32,758)	(3,049)	—	(103,607)
Cash paid in excess of carrying value of acquired businesses	—	(246,759)	(120,309)	(9,325)	—	(376,393)
Conversion of subordinated units	—	(406,374)	406,374	—	—	—
Unit issuance	11,091	—	—	198	—	11,289
Transfers to (from) partners	(72,452)	76,584	—	(4,132)	—	—
Noncash contributions from Valero Energy Corporation	—	22,730	12,084	918	—	35,732
Cash distributions to unitholders and distribution equivalent right payments	(30,393)	(33,498)	(29,510)	(16,005)	—	(109,406)
Unit-based compensation	196	—	—	—	—	196
Balance as of December 31, 2016	548,619	(482,197)	—	(10,598)	—	55,824
Net income attributable to partners	62,014	127,306	—	49,113	—	238,433
Cash paid in excess of the carrying value of assets acquired from Valero Energy Corporation	—	(53,045)	—	(1,573)	—	(54,618)
Unit issuance	33,428	—	—	748	—	34,176
Transfers to (from) partners	(8,773)	15,957	—	(7,184)	—	—
Noncash contributions from Valero Energy Corporation	—	90,666	—	2,341	—	93,007
Cash distributions to unitholders and distribution equivalent right payments	(39,507)	(81,339)	—	(40,445)	—	(161,291)
Unit-based compensation	266	—	—	—	—	266
Balance as of December 31, 2017	$596,047	$(382,652)	$—	$(7,598)	$—	$205,797
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$238,433	$188,831	$71,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	52,475	45,965	45,678
Changes in current assets and current liabilities	(3,730)	(5,956)	(8,973)
Changes in deferred charges and credits and other operating activities, net	1,753	1,054	359
Net cash provided by operating activities	288,931	229,894	108,376
Cash flows from investing activities:
Capital expenditures	(38,516)	(23,156)	(38,109)
Acquisition of undivided interest in Red River crude system	(71,793)	—	—
Acquisitions from Valero Energy Corporation	(407,844)	(103,607)	(390,144)
Other investing activities, net	302	31	82
Net cash used in investing activities	(517,851)	(126,732)	(428,171)
Cash flows from financing activities:
Proceeds from debt borrowings	380,000	349,000	200,000
Proceeds from issuance of senior notes	—	499,795	—
Proceeds from notes payable – related party	—	—	555,000
Repayment of debt and capital lease obligations	—	(494,913)	(26,200)
Repayment of notes payable – related party	—	—	(185,000)
Payment of debt issuance costs	(492)	(4,462)	(2,322)
Proceeds from issuance of common units	35,728	9,724	189,683
Proceeds from issuance of general partner units	748	198	4,011
Payment of offering costs	(594)	(883)	(666)
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	(54,618)	(376,393)	(576,076)
Cash distributions to unitholders and distribution equivalent right payments	(161,291)	(109,406)	(71,715)
Net transfers from Valero Energy Corporation	—	14,886	77,284
Net cash provided by (used in) financing activities	199,481	(112,454)	163,999
Net decrease in cash and cash equivalents	(29,439)	(9,292)	(155,796)
Cash and cash equivalents at beginning of year	71,491	80,783	236,579
Cash and cash equivalents at end of year	$42,052	$71,491	$80,783
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICES
Description of Business
As used in this report, the terms “Partnership,” “we,” “our,” or “us” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References to our “general partner” refer to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation. References in this report to “Valero” refer collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.

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

Basis of Presentation
General
These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission.
Acquisitions from Valero
Certain of our acquisitions from Valero, as described in Note 2, were accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, we recorded these business acquisitions on our balance sheet at Valero’s carrying value as of the beginning of the period of transfer, and we retrospectively adjusted prior period financial statements and financial information to furnish comparative information. We refer to the historical results of the transferred businesses from Valero prior to their transfer to us as those of our “Predecessor.”
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
The acquisitions of Parkway Pipeline LLC (Parkway Pipeline) and the Port Arthur terminal (defined in Note 2) from Valero on November 1, 2017 were accounted for as transfers of assets between entities under

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the common control of Valero. Accordingly, we recorded these asset acquisitions on our balance sheet at Valero’s carrying value as of the acquisition date, and our prior period financial statements and financial information were not retrospectively adjusted for these acquisitions.
The financial information presented for the periods after the effective dates of each acquisition represents the consolidated financial position, results of operations, and cash flows of the Partnership.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2017 presentation.

Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of the Partnership, our subsidiaries, and our Predecessor. All intercompany items and transactions have been eliminated.
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
Receivables – Related Party
Receivables – related party include trade receivables from Valero for transportation and terminaling services provided under various agreements with Valero, as more fully described in Note 3. These receivables are recorded at the original invoice amount.
Property and Equipment
The cost of property and equipment purchased or constructed, including betterments of property and equipment, is capitalized. However, the cost of repairs to and normal maintenance of property and equipment is expensed when incurred. Betterments of property and equipment are those that extend the useful lives of the property and equipment or improve the safety of our operations. The cost of property and equipment constructed includes interest and certain overhead costs allocable to the construction activities. Property and equipment also includes our undivided interest in certain assets.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Recognition
We generate operating revenues by providing fee-based transportation and terminaling services to transport and store crude oil and refined petroleum products using our pipelines and terminals under long-term commercial agreements (defined in Note 3). Operating revenues are recognized upon completion of the transportation or terminaling service. Certain of these commercial agreements are considered operating leases under U.S. GAAP. Lease revenue is recognized over the lease term and contingent lease revenue is recognized after minimum monthly volume commitment requirements on these leases have been met.
As further described in Note 3, certain of our commercial agreements contain minimum volume commitments. Under these commercial agreements, if our customer fails to transport its minimum throughput volumes during any quarter, then the customer will pay us a deficiency payment equal to the volume of the deficiency multiplied by the contractual rate then in effect. The deficiency payment is initially recorded as deferred revenue – related party on our balance sheets.
Our customer may apply the amount of any such deficiency payments as a credit for volumes transported on the applicable pipeline or terminal system in excess of its minimum volume commitment during the following four quarters under the terms of the applicable agreement. We recognize operating revenues for the deficiency payments when credits are used for volumes transported in excess of minimum volume commitments. If we determine, based on all available information, that it is remote that our customer will utilize these payments, the amount of the expected unused credits will be recognized as operating revenues in the period when that determination is made. The use or recognition of the credits is a reduction to deferred revenue – related party.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Financial Instruments
Our financial instruments include cash and cash equivalents, receivables, receivables – related party, accounts payable, accounts payable – related party, debt, and notes payable – related party. The estimated fair values of these financial instruments approximate their carrying amounts, except for certain debt as discussed in Note 14.
Business Combinations
We adopted the provisions of Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805),” issued by the Financial Accounting Standards Board (FASB), on January 1, 2017. This ASU provides a more robust framework to evaluate whether transactions should be accounted for as acquisitions (dispositions) of assets or businesses. Our adoption of this ASU resulted in the acquisitions of Parkway Pipeline and the Port Arthur terminal being accounted for as acquisitions of assets. See further discussion of these acquisitions in Note 2. In addition, more of our future acquisitions may be accounted for as acquisitions of assets in accordance with this ASU.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Pronouncements Adopted on January 1, 2018
ASU No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue. This new standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We adopted this standard on January 1, 2018, and it will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. We generate operating revenues by providing fee-based transportation and terminaling services to transport and store crude oil and refined petroleum products using our pipelines and terminals under long-term commercial agreements. Revenues from contracts with customers are recognized over time as our performance obligation is satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for providing the service. Certain of our commercial agreements are considered operating leases under U.S. GAAP. The scope of this new standard does not extend to revenues generated by lease arrangements; therefore, lease revenues generated by us will continue to be accounted for under existing lease accounting standards but will be reflected in a separate revenue line item on our statements of income.

We adopted this new standard on January 1, 2018 using the modified retrospective method, as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. Because the adoption of this standard did not materially impact the manner in which we recognize revenues, we will not make such an adjustment to partners’ capital. We continue to develop our revenue disclosures and have enhanced our accounting systems to enable the preparation of such disclosures.

ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10),” to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The adoption of this ASU effective January 1, 2018 did not affect our financial position nor will it affect our results of operations, but it will result in revised disclosures.

Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We will adopt this new standard on January 1, 2019, and we expect to use the modified retrospective method of adoption. We are enhancing our contracting and lease evaluation systems and related processes, and we are developing a new lease accounting system to capture our leases and support the required disclosures. During 2018, we will continue to monitor the adoption process to ensure compliance with the accounting and disclosure requirements. We also continue the integration of our lease accounting system with our general ledger, and we will make modifications to the related procurement and

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment processes. We anticipate this standard will have a material impact on our financial position, but we do not expect adoption to have a material impact on our results of operations or liquidity. While we continue to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases.

2.	ACQUISITIONS
In connection with the following acquisitions, we entered into various agreements with Valero, including additional schedules to our commercial agreements, an amended and restated omnibus agreement, an amended and restated services and secondment agreement, and lease agreements. See Note 3 for a summary of the terms of these agreements.
Acquisitions in 2017
Red River Crude System
On January 18, 2017, we acquired a 40 percent undivided interest in (i) the Hewitt segment of Plains All American Pipeline, L.P.’s (Plains) Red River pipeline (the Hewitt segment), (ii) two 150,000 shell barrel capacity tanks located at Hewitt Station in Hewitt, Oklahoma (the Hewitt Storage Tanks), and (iii) a pipeline connection from Hewitt Station to Wasson Station (the Wasson Interconnect) (collectively, the Red River crude system) for total cash consideration of $71.8 million, which we funded with available cash on hand. This acquisition was accounted for as an acquisition of assets.
The Hewitt segment consists of an approximately 138-mile, 16-inch crude oil pipeline with 150,000 barrels per day of throughput capacity that originates at Plains Marketing L.P.’s Cushing, Oklahoma terminal and ends at Hewitt Station. The pipeline supports Valero’s Ardmore Refinery and began supplying crude oil to Valero in January 2017. We retain a right to participate in any future expansions of the pipeline.
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
Parkway Pipeline
On November 1, 2017, we acquired Parkway Pipeline, a subsidiary of Valero, that owns and operates an approximately 140-mile, 16-inch refined petroleum products pipeline with 110,000 barrels per day of capacity that transports refined petroleum products from Valero’s St. Charles Refinery, located in Norco, Louisiana, to Collins, Mississippi for supply into the Plantation and Colonial pipeline systems, for cash consideration of $200.0 million. We funded the cash distribution with $82.0 million of our cash on hand and $118.0 million of borrowings under our revolving credit facility. This acquisition was accounted for as a transfer of assets between entities under the common control of Valero.
Port Arthur Terminal
On November 1, 2017, we acquired Valero Partners Port Arthur, LLC, a subsidiary of Valero that owns certain terminaling assets (Port Arthur terminal) that support Valero’s Port Arthur Refinery for total consideration of $308.0 million, which consisted of (i) a cash distribution of $262.0 million and (ii) the issuance of 1,081,315 common units and 22,068 general partner units to Valero having an aggregate value

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $46.0 million. We funded the cash distribution with $262.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility. This acquisition was accounted for as a transfer of assets between entities under the common control of Valero.
Acquisitions in 2016
McKee Terminal Services Business
On April 1, 2016, we acquired from Valero a subsidiary that owns and operates a crude oil, intermediates, and refined petroleum products terminal supporting Valero’s McKee Refinery for total consideration of $240.0 million, which consisted of (i) a cash distribution of $204.0 million and (ii) the issuance of 728,775 common units and 14,873 general partner units to Valero having an aggregate value of $36.0 million. We funded the cash distribution with $65.0 million of our cash on hand and $139.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility. This acquisition was accounted for as a transfer of a business between entities under the common control of Valero. See Note 1 for a further discussion about the accounting and basis of presentation of this acquisition.
Meraux and Three Rivers Terminal Services Business
On September 1, 2016, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Meraux and Three Rivers Refineries for total consideration of $325.0 million which consisted of (i) a cash distribution of $276.0 million and (ii) the issuance of 1,149,905 common units and 23,467 general partner units to Valero having an aggregate value of $49.0 million. We funded the cash distribution with $66.0 million of our cash on hand and $210.0 million of borrowings under our revolving credit facility. See Note 5 for further discussion of the borrowings under our revolving credit facility. This acquisition was accounted for as a transfer of a business between entities under the common control of Valero. See Note 1 for a further discussion about the accounting and basis of presentation of this acquisition.

Acquisitions in 2015
Houston and St. Charles Terminal Services Business
On March 1, 2015, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Houston and St. Charles Refineries for total consideration of $671.2 million, which consisted of (i) a cash distribution of $571.2 million and (ii) the issuance of 1,908,100 common units and 38,941 general partner units to Valero having an aggregate value of $100.0 million. We funded the cash distribution to Valero with $211.2 million of our cash on hand, $200.0 million of borrowings under our revolving credit facility, and $160.0 million of proceeds from a subordinated credit agreement with Valero. See Note 5 for further discussion of the borrowings under our revolving credit facility and subordinated credit agreement. This acquisition was accounted for as a transfer of a business between entities under the common control of Valero. See Note 1 for a further discussion about the accounting and basis of presentation of this acquisition.
Corpus Christi Terminal Services Business
On October 1, 2015, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products at terminals supporting Valero’s Corpus Christi East and West Refineries for total consideration of $465.0 million, which consisted of (i) a cash distribution of $395.0 million and (ii) the issuance of 1,570,513 common units and 32,051 general partner units to Valero having an aggregate value of $70.0 million. We funded the cash distribution to Valero with $395.0 million of proceeds from a

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subordinated credit agreement with Valero. See Note 5 for further discussion of the borrowings under our subordinated credit agreement. This acquisition was accounted for as a transfer of a business between entities under the common control of Valero. See Note 1 for a further discussion about the accounting and basis of presentation of this acquisition.

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
Prior to the dates of each of our business acquisitions from Valero, our operating and general and administrative expenses included charges to our Predecessor for the management of our operations and the allocation of certain overhead and shared services expenses by Valero. These charges and allocations included such items as management oversight, information technology, legal, human resources, and other financial and administrative services. These allocations do not fully reflect the expenses that would have been incurred had we been a stand-alone limited partnership. Our management believes the charges allocated to our Predecessor were a reasonable reflection of the utilization of services provided, but they cannot be presumed to be carried out on an arm’s-length basis as the requisite conditions of competitive, free-market dealings may not have existed.
Agreements with Valero
Commercial Agreements
We have transportation services agreements and a terminal services agreement (collectively, the commercial agreements) with Valero. Under these commercial agreements, we provide transportation and terminaling services to Valero and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. In connection with the IPO and subsequent acquisitions, we entered into schedules under these commercial agreements. Each schedule generally has an initial term of ten years, provides Valero an option to renew for one additional five-year term, and contains minimum throughput requirements and inflation escalators.
Effective March 31, 2017, we entered into a commercial agreement with Diamond Green Diesel Holdings, LLC (DGD), a joint venture consolidated by Valero, to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. The construction of the rail loading facility was completed in April 2017, and we began providing services to DGD in May 2017. In addition, we have agreed to construct a new 180,000 barrel storage tank and provide storage services to DGD. The construction of the new tank is expected to be completed in the first quarter of 2018. The agreement has an initial term that ends on June 30, 2033. The agreement contains minimum commitments for DGD’s use of the assets.
Amended and Restated Omnibus Agreement
We have an amended and restated omnibus agreement with Valero, certain of its subsidiaries, and our general partner that addresses our payment of an annual administrative fee and our obligation to reimburse Valero for certain direct or allocated costs and expenses incurred by Valero on our behalf. This agreement also

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addresses, but is not limited to, indemnification rights of Valero and us for certain environmental and other liabilities related to our assets. As of December 31, 2017, the annual administrative fee was $13.2 million.
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
Lease Agreements
We have lease agreements with Valero with respect to the land on which certain terminals are located. Generally, each lease agreement has an initial term of ten years with four automatic successive renewal periods of five years each. Either party may terminate each lease agreement after the initial term by providing written notice. We also have a ground lease agreement with an initial term of twenty years and no renewal periods. Initial base rent under these lease agreements is subject to annual inflation escalators, and we are required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises. See Note 7 for further discussion about our lease commitments with Valero.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Transactions
Operating Revenues
Operating revenues – related party disaggregated by activity type were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Pipeline transportation revenues	$100,631	$78,451	$81,435
Terminaling revenues	347,996	283,628	161,649
Storage and other revenues	3,378	540	540
Total operating revenues – related party	$452,005	$362,619	$243,624
Certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput requirements and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. These lease revenues are recorded within operating revenues – related party in our statements of income. The components of our lease revenues were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Minimum rental revenues	$292,034	$232,211	$128,468
Contingent rental revenues	59,498	41,519	22,949
Total lease revenues	$351,532	$273,730	$151,417
As of December 31, 2017, future minimum rentals to be received related to these noncancelable commercial agreements were as follows (in thousands):

2018	$359,842
2019	359,842
2020	360,828
2021	359,842
2022	359,842
Thereafter	2,899,476
Total minimum rental payments	$4,699,672
Related Party Expenses
The expenses incurred for services or financing provided to us by Valero are reflected in the supplemental information disclosure on our statements of income.
Insurance Recoveries
During 2017, we experienced property damage losses and repair costs associated with Hurricane Harvey primarily at our Houston terminal and Port Arthur products system. As a result of these losses, we have

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

submitted claims under our insurance policies with Valero. The amount shown in our statements of income as other operating expenses reflects the uninsured portion of our losses. For the year ended December 31, 2017, we recognized $2.7 million of insurance recoveries, which were recorded as a reduction to other operating expenses. As of December 31, 2017, we had an $828,000 receivable from Valero related to these property damage claims that was included in receivables – related party.
Net Investment
The following is a reconciliation of the amounts presented as net transfers from Valero on our statements of partners’ capital and statements of cash flows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Net transfers from Valero per statements of partners’ capital	$—	$15,030	$70,334
Less: Noncash transfers from (to) Valero	—	144	(6,950)
Net transfers from Valero per statements of cash flows	$—	$14,886	$77,284
See Note 13 for additional information related to our noncash transfers from (to) Valero.
Concentration Risk
All of our related party balances resulted from transactions with Valero. Therefore, we are subject to the business risks associated with Valero’s business.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	PROPERTY AND EQUIPMENT
Our property and equipment includes non-leased assets and assets under operating leases for which we are the lessor under U.S. GAAP. The increases in property and equipment as of December 31, 2017 were primarily due to the asset acquisitions as described in Note 2.
Major classes of property and equipment consisted of the following (in thousands):

	December 31, 2017
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	225,184	385,855	611,039
Terminals and related assets	134,362	1,162,718	1,297,080
Other	14,019	—	14,019
Construction in progress	42,423	—	42,423
Property and equipment, at cost	420,660	1,548,573	1,969,233
Accumulated depreciation	(127,136)	(425,681)	(552,817)
Property and equipment, net	$293,524	$1,122,892	$1,416,416

	December 31, 2016
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	224,656	47,366	272,022
Terminals and related assets	112,614	793,765	906,379
Other	9,538	—	9,538
Construction in progress	23,677	—	23,677
Property and equipment, at cost	375,157	841,131	1,216,288
Accumulated depreciation	(115,538)	(235,670)	(351,208)
Property and equipment, net	$259,619	$605,461	$865,080

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	DEBT AND NOTES PAYABLE – RELATED PARTY
Debt
Debt, at stated values, consisted of the following (in thousands):

	Final Maturity	December 31,
		2017	2016
Revolving credit facility	2020	$410,000	$30,000
Senior Notes, 4.375%	2026	500,000	500,000
Net unamortized discount and debt issuance costs		(4,717)	(4,645)
Total debt		$905,283	$525,355
Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million.
Outstanding borrowings under the Revolver bear interest, at our option, at either (a) the adjusted LIBO rate (as defined in the Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as defined in the Revolver) plus the applicable margin. As of December 31, 2017 and 2016, the variable rate was 2.875 percent and 2.3125 percent, respectively. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date. The Revolver also requires payments for customary fees, including commitment fees, letter of credit participation fees, and administrative agent fees.
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
During the year ended December 31, 2017, we borrowed $118.0 million and $262.0 million under the Revolver in connection with the acquisitions of Parkway Pipeline and the Port Arthur terminal, respectively, as described in Note 2.
During the year ended December 31, 2016, we borrowed $139.0 million and $210.0 million under the Revolver in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, respectively, as described in Note 2, and repaid $494.0 million under the Revolver from proceeds received on the issuance of the senior notes described below.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2015, we borrowed $200.0 million under the Revolver in connection with the acquisition of the Houston and St. Charles Terminal Services Business as described in Note 2, and we repaid $25.0 million under the Revolver.
As of December 31, 2017 and 2016, we had no letters of credit outstanding and we incurred no debt issuance costs in connection with the Revolver.
Senior Notes
During the year ended December 31, 2016, we issued in a public offering $500.0 million aggregate principal amount of our 4.375 percent Senior Notes due December 15, 2026 (Senior Notes). Gross proceeds from this debt issuance totaled $499.8 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. Interest is payable semi-annually on June 15 and December 15.
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
Notes Payable – Related Party
During 2015, we entered into two subordinated credit agreements with Valero (the Loan Agreements) under which we borrowed $160.0 million and $395.0 million (collectively, the loans) to finance a portion of the acquisitions of the Houston and St. Charles Terminal Services Business and the Corpus Christi Terminal Services Business, respectively, as described in Note 2. The loans mature on March 1 and October 1, 2020, respectively, and may be prepaid at any time without penalty. We are not permitted to reborrow amounts. The loans bear interest at the LIBO Rate (as defined in the Loan Agreements) plus the applicable margin. As of December 31, 2017 and 2016, this variable rate was 2.86069 percent and 2.27 percent, respectively. Accrued interest is payable in arrears on each Interest Payment Date (as defined in the Loan Agreements) and on each maturity date. As a result of obtaining an investment grade rating with respect to the issuance of our Senior Notes in December 2016, our directly owned subsidiary, Valero Partners Operating Co. LLC, was released of its guarantee under the Loan Agreements.
There was no activity under the Loan Agreements for the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, we paid down $185.0 million under one of the loans maturing on October 1, 2020. The outstanding balance of these Loan Agreements was $370.0 million as of December 31, 2017 and 2016.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loan Agreements) to Consolidated EBITDA (as defined in the Loan Agreements) for the four-quarter period ending on such day not to exceed 5.0 to 1.0 (or 5.5 to 1.0 during a specified acquisition period).
Other Disclosures
Interest and debt expense, net of capitalized interest was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest and debt expense incurred	$36,634	$14,997	$6,144
Less: Capitalized interest	619	82	31
Interest and debt expense, net of capitalized interest	$36,015	$14,915	$6,113
Principal maturities of our debt obligations and notes payable – related party as of December 31, 2017 were $780.0 million in 2020 and $500.0 million in 2026.

6.	ASSET RETIREMENT OBLIGATIONS
We have asset retirement obligations with respect to certain of our leased pipelines and terminals that require us to perform under law or contract once the asset is retired from service, and we have recognized obligations to restore these leased properties to substantially the same condition as when such property was delivered to us or to its improved condition as prescribed by the lease agreements. With respect to all other property and equipment, it is our practice and current intent to maintain these other property assets and continue to make improvements as warranted. As a result, we believe that these other property assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these other property assets as of December 31, 2017 and 2016. We will recognize a liability at such time when sufficient information exists to estimate a range of potential settlement dates that is needed to employ a present value technique to estimate fair value.
Changes in our asset retirement obligations were as follows (in thousands):

	December 31,
	2017	2016	2015
Balance as of beginning of year	$1,069	$1,021	$975
Accretion expense	30	48	46
Balance as of end of year	$1,099	$1,069	$1,021
We do not expect any short-term spending and, as a result, there is no current liability reported for asset retirement obligations as of December 31, 2017 and 2016. Accretion expense is reflected in depreciation expense.
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
As of December 31, 2017, our future minimum rentals for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

	Agreements With
	Related Party	Others	Total
2018	$13,241	$856	$14,097
2019	13,177	1,112	14,289
2020	13,147	1,111	14,258
2021	13,116	1,099	14,215
2022	13,115	1,099	14,214
Thereafter	276,967	24,639	301,606
Total minimum rental payments	$342,763	$29,916	$372,679
Minimum rental expenses for all operating leases are shown in the following table (in thousands). Contingent rental expense for all operating leases was immaterial.

	Year Ended December 31,
	2017	2016	2015
Minimum rental expenses – related party	$10,308	$8,946	$5,803
Minimum rental expenses – others	1,392	815	1,327
Total minimum rental expenses	$11,700	$9,761	$7,130
Purchase Obligations
We have purchase obligations under our amended and restated (i) omnibus agreement, (ii) services and secondment agreement, and (iii) lease and access agreement with Valero. See Note 3 for additional information regarding our agreements with Valero. Our purchase obligations are determined based on contractual, fixed-rate fees for periods that are reasonably assured based on current market conditions. None of these obligations are associated with suppliers’ financing arrangements. These purchase obligations are not reflected as liabilities.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our partnership agreement prescribes the amount and priority of cash distributions that the limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The following table summarizes information related to our quarterly cash distributions:

Quarterly Period Ended	Total Quarterly Distribution (Per Unit)	Total Cash Distribution (In Thousands)	Declaration Date	Record Date	Distribution Date
December 31, 2017	$0.5075	$50,055	January 24, 2018	February 5, 2018	February 13, 2018
September 30, 2017	0.4800	46,242	October 19, 2017	November 1, 2017	November 9, 2017
June 30, 2017	0.4550	42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017
September 30, 2016	0.3850	32,175	October 24, 2016	November 3, 2016	November 10, 2016
June 30, 2016	0.3650	28,912	July 21, 2016	August 1, 2016	August 9, 2016
March 31, 2016	0.3400	25,608	April 21, 2016	May 2, 2016	May 10, 2016
December 31, 2015	0.3200	22,711	January 25, 2016	February 4, 2016	February 11, 2016
September 30, 2015	0.3075	20,164	October 15, 2015	November 2, 2015	November 10, 2015
June 30, 2015	0.2925	18,456	July 24, 2015	August 3, 2015	August 11, 2015
March 31, 2015	0.2775	17,266	April 21, 2015	May 1, 2015	May 12, 2015
December 31, 2014	0.2660	15,829	January 26, 2015	February 5, 2015	February 12, 2015

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments (see Notes 9 and 11 for a description of DERs) applicable to the period in which the distributions and DERs were earned (in thousands):

	Year Ended December 31,
	2017	2016	2015
General partner’s distributions:
General partner’s distributions	$3,363	$2,294	$1,572
General partner’s incentive distribution rights (IDRs)	44,534	19,354	3,431
Total general partner’s distributions	47,897	21,648	5,003
Limited partners’ distributions:
Common – public	42,029	32,362	22,016
Common – Valero	86,503	47,263	17,090
Subordinated – Valero	—	20,297	34,476
Total limited partners’ distributions	128,532	99,922	73,582
DERs	22	20	12
Total cash distributions, including DERs	$176,451	$121,590	$78,597

9.	NET INCOME PER LIMITED PARTNER UNIT
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the years ended December 31, 2017, 2016, and 2015, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the years ended December 31, 2017, 2016, and 2015.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The subordinated units were only allocated earnings generated by us through the conversion date. See Note 10 for further discussion of the conversion of subordinated units.
Net income per unit was computed as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2017
	General Partner	Limited Partner Common Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$3,363	$128,532	$—	$131,895
General partner’s IDRs	44,534	—	—	44,534
DERs	—	—	22	22
Distributions and DERs declared	47,897	128,532	22	176,451
Undistributed earnings	1,216	60,756	10	61,982
Net income available to limited partners – basic and diluted	$49,113	$189,288	$32	$238,433

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		68,220

Net income per limited partner unit – basic and diluted		$2.77

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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
		Limited Partners
	General Partner	Common Units	Subordinated Units	Restricted Units	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,572	$39,106	$34,476	$—	$75,154
General partner’s IDRs	3,431	—	—	—	3,431
DERs	—	—	—	12	12
Distributions and DERs declared	5,003	39,106	34,476	12	78,597
Undistributed earnings	1,066	27,162	25,045	8	53,281
Net income available to limited partners – basic and diluted	$6,069	$66,268	$59,521	$20	$131,878

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding		31,222	28,790

Net income per limited partner unit – basic and diluted		$2.12	$2.07

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	PARTNERS’ CAPITAL
Unit Activity
Activity in the number of units was as follows:

	Common			General Partner
	Public	Valero	Subordinated		Total
Balance as of December 31, 2014	17,255,208	11,539,989	28,789,989	1,175,102	58,760,288
Unit-based compensation	4,443	—	—	—	4,443
Units issued in connection with acquisitions (see Note 2)	—	3,478,613	—	70,992	3,549,605
Unit issuance	4,250,000	—	—	—	4,250,000
General partner units issued to maintain 2% interest	—	—	—	86,735	86,735
Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Units issued in connection with acquisitions (see Note 2)	—	1,878,680	—	38,340	1,917,020
Conversion of subordinated units	—	28,789,989	(28,789,989)	—	—
Units issued under ATM Program	223,083	—	—	—	223,083
General partner units issued to maintain 2% interest	—	—	—	4,552	4,552
Balance as of December 31, 2016	21,738,692	45,687,271	—	1,375,721	68,801,684
Unit-based compensation (see Note 11)	5,997	—	—	—	5,997
Units issued in connection with acquisitions (see Note 2)	—	1,081,315	—	22,068	1,103,383
Units issued under ATM Program	742,897	—	—	—	742,897
General partner units issued to maintain 2% interest	—	—	—	15,602	15,602
Balance as of December 31, 2017	22,487,586	46,768,586	—	1,413,391	70,669,563
ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). As of December 31, 2017, we have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes activities of the common units issued under our ATM Program and general partner units issued to maintain the 2.0 percent general partner interest in the Partnership (in thousands, except unit amounts):

	Units Issued	Total Proceeds	Offering Costs	Net Proceeds
Year ended December 31, 2017:
Common – public	742,897	$35,728	$594	$35,134
General partner	15,602	748	—	748

Year ended December 31, 2016:
Common – public	223,083	9,724	107	9,617
General partner	4,552	198	—	198
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
Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us. The transfers to (from) partners resulted from the issuance of equity to Valero in connection with our acquisitions from Valero (as described in Note 2) and the issuance of equity under our ATM Program.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	UNIT-BASED COMPENSATION
Overview
Our general partner maintains the Valero Energy Partners LP 2013 Incentive Compensation Plan (2013 ICP) under which various unit and unit-based awards may be granted to employees and non-employee directors. Awards under the 2013 ICP may include, but are not limited to, options to purchase common units, performance awards that vest upon the achievement of an objective performance goal, unit appreciation rights, and restricted units that vest over a period determined by the plan. The 2013 ICP was approved by the board of directors and the sole member of our general partner on November 26, 2013. As of December 31, 2017, 2,978,394 common units were available to be awarded under the 2013 ICP.
Restricted Units
Restricted units have been granted to each of our three independent directors (i.e., participants) in tandem with an equal number of DERs. The restricted units vest in accordance with individual written agreements between the participants and us, usually in equal one-third increments on each anniversary of the restricted units’ grant date. The DERs entitle the participant to a cash payment equal to the cash distribution per unit paid on our outstanding common units and is paid to the participant in cash as of each record payment date during the period the restricted units are outstanding.
Unit-based compensation expense associated with these restricted units was $266,000, $196,000, and $173,000 for the years ended December 31, 2017, 2016, and 2015, respectively, and is recorded within general and administrative expenses on our statements of income.

12.	INCOME TAXES
Components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current U.S. state	$942	$704	$479
Deferred U.S. state	393	408	(228)
Income tax expense	$1,335	$1,112	$251
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
As of December 31, 2017 and 2016, we had no liability reported for unrecognized tax benefits. We did not have any interest or penalties related to income taxes during the years ended December 31, 2017, 2016, and 2015.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Decrease (increase) in current assets:
Receivables – related party	$(9,607)	$(10,786)	$(15,588)
Receivables	(781)	—	—
Prepaid expenses and other	277	(365)	95
Increase (decrease) in current liabilities:
Accounts payable	7,411	586	(631)
Accounts payable – related party	(3,404)	(667)	5,999
Accrued liabilities	137	34	(87)
Accrued liabilities – related party	10	40	21
Accrued interest payable	1,278	1,054	226
Accrued interest payable – related party	864	(429)	476
Taxes other than income taxes payable	2,684	1,181	511
Deferred revenue – related party	(2,599)	3,396	5
Changes in current assets and current liabilities	$(3,730)	$(5,956)	$(8,973)
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest paid	$33,355	$13,873	$5,367
Income taxes paid	719	505	441

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our investing and financing cash outflows in connection with the acquisitions from Valero as described in Note 2 (in thousands). Of the cash consideration paid, the portion attributed to Valero’s historical carrying value of each acquisition was reflected as an investing cash outflow and the excess purchase price paid over the carrying value of each acquisition was reflected as a financing cash outflow.

	Investing Cash Outflow	Financing Cash Outflow	Total Cash Outflow
Year ended December 31, 2017:
Parkway Pipeline	$200,249	$—	$200,249
Port Arthur terminal	207,595	54,618	262,213
	$407,844	$54,618	$462,462
Year ended December 31, 2016:
McKee Terminal Services Business	$51,361	$152,639	$204,000
Meraux and Three Rivers Terminal Services Business	52,246	223,754	276,000
	$103,607	$376,393	$480,000
Year ended December 31, 2015:
Houston and St. Charles Terminal Services Business	$296,109	$275,111	$571,220
Corpus Christi Terminal Services Business	94,035	300,965	395,000
	$390,144	$576,076	$966,220

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash investing and financing activities that affected recognized assets or liabilities were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Transfer (from) to Valero for:
Deferred income taxes	$—	$(190)	$(282)
Change in accrued capital expenditures	—	46	7,232
Noncash contributions from Valero:
Excess of carrying value over purchase price paid for acquisition of Parkway Pipeline (see Note 2)	51,702	—	—
Capital projects	41,305	35,732	27,748
Increase in accounts payable related to capital expenditures	570	904	5,496
Units issued to Valero in connection with acquisitions (see Note 2)	46,000	85,000	170,000
Offering costs included in accounts payable	—	—	(102)
Units issued under ATM Program included in receivables	—	1,682	—
In addition to the activities in the preceding table, noncash financing activities included:

•
the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the issuance of equity (i) to Valero in connection with our acquisitions from Valero as described in Note 2 and (ii) under our ATM Program as described in Note 10 for the years ended December 31, 2017 and 2016; and

•	the conversion of all of our outstanding subordinated units into common units having an aggregate value of $406.4 million described in Note 10 for the year ended December 31, 2016.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,052	$42,052	$71,491	$71,491
Financial liabilities:
Debt:
Revolver	410,000	410,000	30,000	30,000
Senior Notes	495,283	523,800	495,355	506,670
Notes payable – related party	370,000	370,000	370,000	370,000
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

•
The fair values of our variable-rate debt, which includes our Revolver and notes payable – related party, approximate their carrying values as our borrowings bear interest based upon short-term floating market interest rates. The fair value of our fixed-rate 4.375 percent Senior Notes is determined primarily using the market approach based on quoted prices provided by vendor pricing services. The fair value measurement for these liabilities is categorized as Level 2 in the fair value hierarchy. Fair values determined by Level 2 utilize inputs that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables summarize quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per unit amounts):

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues – related party	$105,816	$110,545	$109,340	$126,304
Gross profit (a)	70,496	70,985	70,749	78,926
Operating income	66,666	67,122	66,347	74,895
Net income	58,137	58,443	57,589	64,264
Net income attributable to partners	58,137	58,443	57,589	64,264
Limited partners’ interest in net income	48,670	47,024	44,552	49,074
Net income per limited partner unit – basic and diluted:
Common units	0.72	0.69	0.65	0.71

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Operating revenues – related party	$78,767	$87,664	$92,040	$104,148
Gross profit (a)	42,969	51,757	56,632	69,181
Operating income	38,604	48,042	52,538	65,390
Net income	35,780	44,545	48,707	59,799
Net income attributable to partners	43,298	49,447	51,709	59,799
Limited partners’ interest in net income	39,794	44,234	45,075	51,597
Net income per limited partner unit – basic and diluted:
Common units	0.61	0.67	0.77	0.77
Subordinated units	0.61	0.67	0.29	—

(a) Gross profit is calculated as operating revenues – related party less cost of revenues (excluding depreciation expense) and depreciation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Internal Control over Financial Reporting
(a) Management’s Report on Internal Control over Financial Reporting
The management report on the Partnership’s internal control over financial reporting required by Item 9A appears in Item 8 on page 66 of this report, and is incorporated herein by reference.
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
We continue the implementation process to prepare for the adoption of ASU No. 2016-02, “Leases (Topic 842),” which we discuss more fully in Note 1 of Notes to Consolidated Financial Statements. We expect that there will be changes affecting our internal control over financial reporting in conjunction with adopting this standard. The most significant changes we expect relate to the implementation of a lease evaluation system and a lease accounting system, including the integration of our lease accounting system with our general ledger and modifications to the related procurement and payment processes.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Valero Energy Partners LP
We are managed by our general partner, Valero Energy Partners GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Valero indirectly owns all of the membership interests in our general partner. Our general partner has a board of directors (the Board). Our unitholders are not entitled to elect the directors or participate in our management or operations.
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

Name	Age *	Position with Valero Energy Partners GP LLC
Joseph W. Gorder	60	Chairman of the Board and Chief Executive Officer
Richard F. Lashway	54	Director, President and Chief Operating Officer
Donna M. Titzman	54	Director, Senior Vice President, Chief Financial Officer and Treasurer
Jay D. Browning	59	Executive Vice President and General Counsel
Robert S. Beadle	68	Director
Timothy J. Fretthold	68	Director
Randall J. Larson	60	Director
R. Lane Riggs	52	Director
* as of December 31, 2017
Joseph W. Gorder. Mr. Gorder is Chairman of the Board and Chief Executive Officer of our general partner. Mr. Gorder was elected Chairman on April 17, 2014. He has served as a Director and as CEO since September 2013. Mr. Gorder has 28 years of service with Valero (including with Ultramar Diamond Shamrock Corporation prior to its merger with Valero in 2001) (UDS) and serves as Chairman of the Board, President and CEO of Valero. He became Valero’s CEO on May 1, 2014, and Valero’s Chairman of the Board on December 31, 2014. He formerly served as Valero’s Chief Operating Officer and earlier led Valero’s European operations from its London office. Mr. Gorder also has served as Valero’s Executive Vice President–Marketing and Supply following his tenure as Senior Vice President for Corporate Development and Strategic Planning. Prior to that, he held several positions with Valero and UDS with responsibilities for corporate development and marketing. Mr. Gorder also serves on the board of directors of Anadarko Petroleum Corporation. We believe that Mr. Gorder is a suitable member of the Board because of his extensive industry experience, particularly his experience in overseeing transportation and logistics assets during his tenure at Valero.
Richard F. Lashway. Mr. Lashway was appointed Director, President and Chief Operating Officer of our general partner in September 2013. Mr. Lashway has 20-plus years of service with Valero (including with

UDS) and serves as Senior Vice President of Commercial Development and Logistics Operations for the Valero family of companies where he is responsible for developing and managing logistics projects. Mr. Lashway has held critical leadership positions in the commercial and corporate development groups and has been an integral part of key transportation and logistics projects, including the initial public offering of Shamrock Logistics L.P., the predecessor to NuStar Energy L.P., and its acquisition of Kaneb Pipe Line Partners L.P. We believe that Mr. Lashway is a suitable member of the Board because of his extensive operational experience with transportation and logistics assets including his executive oversight and leadership of these assets at Valero.
Donna M. Titzman. Ms. Titzman was appointed Director, Senior Vice President, Chief Financial Officer and Treasurer of our general partner in September 2013. Ms. Titzman also currently serves as Senior Vice President and Treasurer of Valero where she has responsibility for banking, cash management, customer credit, investment management, and risk management. Effective May 3, 2018, Ms. Titzman will begin serving as Executive Vice President and Chief Financial Officer of Valero and our general partner. She joined Valero in 1986 and held various leadership positions before being appointed Treasurer in 1998, and Vice President and Treasurer in 2001. Ms. Titzman is a Certified Public Accountant. We believe that Ms. Titzman is a suitable member of the Board because of her extensive industry experience and the knowledge of industry financial practices that she has gained as Treasurer of Valero.
Jay D. Browning. Mr. Browning was elected Executive Vice President and General Counsel of our general partner on February 26, 2016; he was elected Senior Vice President and General Counsel in September 2013. Mr. Browning has 24 years of service with Valero. He has served as Executive Vice President and General Counsel of Valero since 2014, and is responsible for Valero’s legal department, corporate governance, and safety and environmental affairs. He was elected Senior Vice President and General Counsel of Valero in November 2012, and previously served as Senior Vice President–Corporate Law and Secretary from 2006 to 2012. Mr. Browning was first elected as a Vice President of Valero in 2002.
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
Randall J. Larson. Mr. Larson joined the Board on December 10, 2013, and chairs the Board’s audit committee. Mr. Larson also serves on the board of directors of ONEOK, Inc. where he is chairman of the audit committee and serves on the corporate governance committee. Mr. Larson previously served as a director of the general partner of MarkWest Energy Partners, L.P. (MarkWest) from July 2011 through the date of the merger of MarkWest with and into MPLX LP on December 4, 2015, and served as a director of the general partner of Oiltanking Partners, L.P. from August 2011 to February 2014. Mr. Larson was Chief Executive Officer of the general partner of TransMontaigne Partners L.P. from September 2006 until

August 2009, and its Chief Financial Officer from January 2003 until September 2006, and Controller from May 2002 to January 2003. From July 1994 to May 2002, Mr. Larson was a partner with KPMG LLP in its Silicon Valley and National (New York City) offices. From July 1992 to July 1994, Mr. Larson served as a Professional Accounting Fellow in the Office of Chief Accountant of the Securities and Exchange Commission. We believe that Mr. Larson is a suitable member of the Board because of his extensive expertise in financial, accounting, and governance matters relating to master limited partnerships.
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
Codes of Ethics
We adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and controller. The code charges these officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports we file with the SEC, and compliance with applicable laws, rules, and regulations. We also adopted a Code of Business Conduct and Ethics that applies to our officers and directors.
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
Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities, to file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 or 5 with the SEC. Based on our review of the reporting forms and written representations provided to us from the persons required to file reports, we believe that each of the directors and executive officers of our general partner and persons who own more than 10 percent of a registered class of our equity securities has complied with the Section 16 reporting requirements for transactions in our securities during the fiscal year ended December 31, 2017.

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
Summary Compensation Table
Except for the fixed management fee we paid to Valero under the omnibus agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2017.
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
Our Incentive Compensation Plan
Our general partner adopted the Valero Energy Partners LP 2013 Incentive Compensation Plan (ICP) for directors and officers of our general partner or its affiliates and certain others who may perform services for us. The ICP has been approved by the sole member of our general partner. Our general partner may grant long-term unit-based awards to participants under the ICP. Awards under the plan are intended to compensate participants based on the performance of our common units and to align the participants’ long-term interests with those of our unit holders. We are responsible for the cost of awards granted under the ICP. All determinations with respect to awards to be made under the ICP will be made by the Board or any committee thereof established for such purpose. No awards under the ICP were made to our NEOs in 2017. Grants of restricted common units were made to our independent directors in 2017 (as described below under the caption, “Compensation of Our Directors”).
Pay Ratio Disclosure
We did not have any employees, and did not pay or reimburse Valero for any compensation amounts to or for our chief executive officer, in 2017. For a discussion of the ratio of the annual total compensation of Valero’s median employee to the annual total compensation of Valero’s chief executive officer for 2017, see Valero’s future filings with the SEC.
DIRECTOR COMPENSATION
This table summarizes compensation paid to our directors during the year ended December 31, 2017.

	Fees Earned or Paid in Cash	Unit Awards (a)	Other Income (c)	Total
Robert S. Beadle	$75,000	$90,035	$—	$165,035
Timothy J. Fretthold	75,000	90,035	11,769	176,804
Joseph W. Gorder	—	—	—	(b)
Randall J. Larson	75,000	90,035	—	165,035
Richard F. Lashway	—	—	—	(b)
R. Lane Riggs	—	—	—	(b)
Donna M. Titzman	—	—	—	(b)
Footnotes to Director Compensation table:

(a)
The amounts shown represent the grant date fair value of awards granted in 2017, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation–Stock Compensation (FASB ASC Topic 718). In 2017, each of our independent directors who was serving on the Board on January 5, 2017, received a grant of 1,999 restricted common units. The following table presents the number of unvested restricted common units held by each independent director as of December 31, 2017.

Name	Unvested Restricted Units
Robert S. Beadle	3,816
Timothy J. Fretthold	3,816
Randall J. Larson	3,816

(b)
Mr. Gorder, Mr. Lashway, Mr. Riggs, and Ms. Titzman do not receive any compensation as directors of our general partner, and did not receive any compensation as directors of our general partner in 2017.

(c)
The amount presented for Mr. Fretthold represents Valero’s payment in 2017 to Mr. Fretthold under a severance agreement for prior service with a predecessor of Valero. This arrangement is described in Item 13., “Certain Relationships and Related Transactions, and Director Independence—Supplemental Death Benefit Agreements and Severance Agreement.”

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
On January 5, 2017, each of Messrs. Beadle, Fretthold, and Larson received a grant of 1,999 restricted common units under the ICP, having an aggregate grant date fair value of $90,035. On January 4, 2018, each of Messrs. Beadle, Fretthold, and Larson received a grant of 1,966 restricted common units under the ICP, having an aggregate grant date fair value of $90,003. The restricted units were granted in tandem with distribution equivalent rights and are scheduled to vest in annual one-third increments over the three-year restriction period.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Valero Energy Partners LP Units
The following table presents the beneficial ownership of units of Valero Energy Partners LP known to be held by beneficial owners of five percent or more of the units, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. None of the units are pledged as security. The percentage of common units beneficially owned is based on 69,262,070 common units outstanding as of February 1, 2018.

Name of Beneficial Owner (a)	Common Units		General Partner Units		Total Partnership Interests
	Number	Percent	Number	Percent	Percent
Valero Energy Corporation (b)	46,768,586	67.52%	1,413,511	100.00%	68.17%
Tortoise Capital Advisors, L.L.C. (c)	5,674,274	8.19%	—	—	8.03%
Goldman Sachs Asset Management (d)	4,235,198	6.11%	—	—	5.99%

Directors & Named Executive Officers
Robert S. Beadle	19,168	*	—	—	*
Jay D. Browning	5,500	*	—	—	*
Timothy J. Fretthold	19,168	*	—	—	*
Joseph W. Gorder	50,000	*	—	—	*
Randall J. Larson	29,168	*	—	—	*
Richard F. Lashway	10,000	*	—	—	*
R. Lane Riggs	5,500	*	—	—	*
Donna M. Titzman	11,000	*	—	—	*
Directors and executive officers as a group (8 persons)	149,504	*	—	—	*
__________

*	Less than 1 percent.

(a)	The address for the beneficial owners listed in this table is One Valero Way, San Antonio, Texas 78249.

(b)
Valero Energy Corporation directly or indirectly owns the following entities, which own the units listed below. Valero Energy Corporation may be deemed to beneficially own the units and interests held by each of the entities.

Name of Entity	Common Units	General Partner Units
Valero Energy Partners GP LLC	—	1,413,511
Valero Terminaling and Distribution Company	46,768,586	—
Total Valero subsidiaries	46,768,586	1,413,511

(c)
Tortoise Capital Advisors, L.L.C., 11550 Ash Street, Suite 300, Leawood, Kansas 66211, filed an amended Schedule 13G with the SEC on February 13, 2018, reporting that it or certain of its affiliates beneficially owned in the aggregate 5,674,274 Common Units, that it had sole voting and sole dispositive power over 131,568 of our Common Units, shared voting power over 4,746,908 of our Common Units, and shared dispositive power over 5,542,706 of our Common Units.

(d)
Goldman Sachs Asset Management, 200 West Street, New York, NY 10282, filed an amended Schedule 13G with the SEC on February 8, 2018, reporting that it or certain of its affiliates beneficially owned in the aggregate 4,235,198 Common Units, and that it had shared voting and dispositive power over those Common Units.

Beneficial Ownership of Valero Energy Corporation Common Stock
The following table sets forth the number of shares of Valero common stock beneficially owned as of February 1, 2018, by each director and named executive officer of our general partner, and by the directors and executive officers of our general partner as a group. The percentage of shares beneficially owned is based on 433,176,258 shares of Valero common stock outstanding as of February 1, 2018.

Name of Beneficial Owner (a)	Shares Held (b)	Shares Under Options (c)	Total Shares of Valero Common Stock	Percent of Class
Robert S. Beadle	—	—	—	*
Jay D. Browning	218,512	34,766	253,278	*
Timothy J. Fretthold	—	—	—	*
Joseph W. Gorder	442,639	246,790	689,429	*
Randall J. Larson	—	—	—	*
Richard F. Lashway	42,828	2,333	45,161	*
R. Lane Riggs	146,820	2,667	149,487	*
Donna M. Titzman	186,780	35,123	221,903	*

All directors and executive officers as a group (8 persons)	1,037,579	321,679	1,359,258	*
__________

*	Less than 1 percent.

(a)	The address for all beneficial owners in this table is One Valero Way, San Antonio, Texas 78249.

(b)	Includes shares allocated under Valero’s thrift plan and shares of restricted stock (and for Mr. Browning, shares owned by his spouse).

(c)
Represents shares of Valero’s common stock that may be acquired under stock options. Stock options that may be exercised only in the event of a change of control of Valero Energy Corporation are excluded.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017 with respect to common units that may be issued under the ICP:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Valero Energy Partners LP 2013 Incentive Compensation Plan	11,448	n/a	2,978,394

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 1, 2018, Valero owned a 66.2 percent limited partner interest in us (excluding common units held by the directors and officers of Valero and our general partner). In addition, our general partner owns an approximate 2.0 percent general partner interest in us. Transactions with our general partner and its affiliates, including Valero, are considered to be related party transactions because our general partner and its affiliates own more than five percent of our equity interests. In addition, Mr. Gorder and Mr. Browning serve as executive officers of both Valero and our general partner, and Mr. Riggs is an executive officer of Valero.
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
In 2017, we paid $121.8 million of distributions in the aggregate to our general partner and its affiliates (representing our distribution for the quarter ended December 31, 2016, and distributions for the first three quarters of 2017). On February 13, 2018, we paid $38.6 million of distributions in the aggregate to our general partner and its affiliates (representing our distribution for the quarter ended December 31, 2017).
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
Agreements with Valero
2017 Acquisition Agreements with Valero
Effective November 1, 2017, we entered into a contribution agreement with Valero for our acquisition of the Port Arthur terminal. Also effective November 1, 2017, we entered into a purchase agreement with Valero for our acquisition of Parkway Pipeline LLC. These acquisitions are further described in Note 2 of Notes to Consolidated Financial Statements, and the descriptions of these transactions in Note 2 are incorporated herein by reference.
Commercial Agreements with Valero
We have commercial agreements with Valero with respect to our pipelines and terminals. Under these commercial agreements, we provide transportation and terminaling services to Valero, and Valero has committed to pay us for minimum quarterly throughput volumes of crude oil and refined petroleum products. These commercial agreements are further described in Item 1., “Business—Our Commercial Agreements with Valero,” and the description of these agreements in Item 1. is incorporated herein by reference.
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
Supplemental Death Benefit Agreements and Severance Agreement
Valero succeeded to the obligations of Diamond Shamrock R&M, Inc. under its supplemental death benefit agreements with Messrs. Fretthold and Beadle. Each is a director of our general partner. The agreements obligate Valero to pay $1,075,000 to Mr. Fretthold’s beneficiary upon his death, and $910,000 to Mr. Beadle’s beneficiary upon his death. These agreements were assumed by Valero in the merger of Ultramar Diamond Shamrock Corporation (UDS) with and into Valero Energy Corporation on December 31, 2001 (the UDS Merger). Valero has insured most of these death benefit obligations under a group term life (GTL) policy, resulting in imputed income annually for Messrs. Fretthold and Beadle for GTL coverage in excess of $50,000. Under a severance agreement entered into between UDS and Mr. Fretthold in the UDS Merger (to which Valero has succeeded), Valero provides to Mr. Fretthold a tax gross up benefit such that Valero pays cash to Mr. Fretthold in an amount necessary to cover the tax obligation associated with his imputed income for GTL coverage in excess of $50,000. In 2017, Valero paid to Mr. Fretthold $11,769 under the terms of the severance agreement to cover his tax obligation for imputed income from GTL coverage in excess of $50,000.
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
Director Independence
Our disclosures in Item 10., “Directors, Executive Officers and Corporate Governance—Director Independence,” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Fees for professional services rendered by our independent auditor, KPMG LLP, for 2017 and 2016 are presented in the following table (in thousands).

Category	2017	2016
Audit fees (a)	$1,502	$2,075
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,502	$2,075

(a)
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
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Valero Energy Partners LP, dated December 19, 2017–incorporated by reference to Exhibit 3.01 to the Partnership’s Current Report on Form 8-K dated and filed December 19, 2017 (SEC File No. 1-36232).

3.04	—
Certificate of Formation of Valero Energy Partners GP LLC–incorporated by reference to Exhibit 3.3 to the Partnership’s Registration Statement on Form S-1 filed September 19, 2013 (SEC File No. 333-191259).

3.05	—
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
Amendment and Restatement of Schedules to Amended and Restated Omnibus Agreement, dated November 1, 2017, by and among the parties thereto–incorporated by reference to Exhibit 10.04 to the Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

10.03	—
Amended and Restated Services and Secondment Agreement, dated March 1, 2015, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC–incorporated by reference to Exhibit 10.04 to the Partnership’s Current Report on Form 8-K dated March 1, 2015, and filed March 5, 2015 (SEC File No. 1-36232).

10.04	—
Amendment and Restatement of Exhibits to Amended and Restated Services and Secondment Agreement, dated November 1, 2017, by and among Valero Services, Inc., Valero Refining Company-Tennessee, L.L.C., Valero Refining-Texas, L.P., and Valero Energy Partners GP LLC–incorporated by reference to Exhibit 10.06 to the Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

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

10.10	—
Contribution Agreement, dated September 1, 2016, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated and filed September 1, 2016 (SEC File No. 1-36232).

10.11	—
Purchase and Sale Agreement (Parkway Pipeline), dated November 1, 2017, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP–incorporated by reference to Exhibit 10.01 to the Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

10.12	—
Contribution Agreement (Port Arthur terminal), dated November 1, 2017, by and between Valero Terminaling and Distribution Company and Valero Energy Partners LP–incorporated by reference to Exhibit 10.02 to the Partnership’s Current Report on Form 8-K dated November 1, 2017 and filed November 2, 2017 (SEC File No. 1-36232).

+10.13	—
Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.5 to the Partnership’s Current Report on Form 8-K dated December 16, 2013, and filed December 20, 2013 (SEC File No. 1-36232).

+10.14	—
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
Form of Restricted Unit Award Agreement (for independent directors) (2017 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan–incorporated by reference to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 (SEC File No. 1-36232).

*+10.18	—	Form of Restricted Unit Award Agreement (for independent directors) (2018 grant) under the Valero Energy Partners LP 2013 Incentive Compensation Plan.

10.19	—
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

*12.01	—	Statements of Computation of Ratio of Earnings to Fixed Charges.

14.01	—	Code of Ethics for Senior Financial Officers–incorporated by reference to Exhibit 14.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 1-36232).

*21.01	—	List of Subsidiaries of Valero Energy Partners LP.

*23.01	—	Consent of KPMG LLP.

*24.01	—	Power of Attorney dated February 22, 2018 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

99.01	—	Audit Committee Pre-Approval Policy–incorporated by reference to Exhibit 99.01 to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 1-36232).

***101	—	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Joseph W. Gorder
Joseph W. Gorder
Chief Executive Officer

Date: February 22, 2018

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

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2018
(Joseph W. Gorder)

/s/ Donna M. Titzman	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	February 22, 2018
(Donna M. Titzman)

/s/ Richard F. Lashway	President, Chief Operating Officer and Director	February 22, 2018
(Richard F. Lashway)

/s/ Robert S. Beadle	Director	February 22, 2018
(Robert S. Beadle)

/s/ Timothy J. Fretthold	Director	February 22, 2018
(Timothy J. Fretthold)

/s/ Randall J. Larson	Director	February 22, 2018
(Randall J. Larson)

/s/ R. Lane Riggs	Director	February 22, 2018
(R. Lane Riggs)