Form 10-Q
period 2018-03-31
VALERO ENERGY PARTNERS LP
filed 2018-05-04
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☑
The registrant had 69,262,070 common units representing limited partner interests and 1,413,511 general partner units outstanding as of April 30, 2018.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017

ASSETS	(unaudited)
Current assets:
Cash and temporary cash investments	$71,485	$42,052
Receivables – related party	46,129	46,496
Receivables	346	781
Prepaid expenses and other	747	720
Total current assets	118,707	90,049
Property and equipment, at cost	1,985,275	1,969,233
Accumulated depreciation	(569,657)	(552,817)
Property and equipment, net	1,415,618	1,416,416
Deferred charges and other assets, net	10,440	10,887
Total assets	$1,544,765	$1,517,352
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$14,848	$18,633
Accounts payable – related party	8,221	3,944
Accrued liabilities	1,789	1,007
Accrued liabilities – related party	353	1,128
Accrued interest payable	6,509	2,558
Accrued interest payable – related party	777	911
Taxes other than income taxes payable	2,737	5,141
Total current liabilities	35,234	33,322
Debt	989,115	905,283
Notes payable – related party	285,000	370,000
Other long-term liabilities	3,054	2,950
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders – public (22,493,484 and 22,487,586 units outstanding)	604,502	596,047
Common unitholder – Valero (46,768,586 and 46,768,586 units outstanding)	(365,073)	(382,652)
General partner – Valero (1,413,511 and 1,413,391 units outstanding)	(7,067)	(7,598)
Total partners’ capital	232,362	205,797
Total liabilities and partners’ capital	$1,544,765	$1,517,352

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues – related party:
Revenues from lease contracts	$105,326	$81,112
Revenues from contracts with customer	26,616	24,704
Total revenues – related party	131,942	105,816
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below) (a)	24,518	18,520
Cost of revenues from contracts with customer (excluding depreciation expense reflected below) (b)	6,783	5,025
Depreciation expense associated with lease contracts	15,589	9,030
Depreciation expense associated with contracts with customer	2,951	2,745
General and administrative expenses (c)	4,112	3,830
Total costs and expenses	53,953	39,150
Operating income	77,989	66,666
Other income, net	382	64
Interest and debt expense, net of capitalized interest (d)	(11,908)	(8,289)
Income before income tax expense	66,463	58,441
Income tax expense	384	304
Net income	66,079	58,137
Less: General partner’s interest in net income	16,555	9,467
Limited partners’ interest in net income	$49,524	$48,670

Net income per limited partner common unit – basic and diluted	$0.72	$0.72

Weighted-average limited partner common units outstanding – basic and diluted	69,250	67,664

Cash distribution declared per unit	$0.5275	$0.4275

Supplemental information – each income statement line item reflected below includes costs of revenues, expenses, or financing activities provided by related party as follows:
(a) Cost of revenues from lease contracts (excluding depreciation expense) – related party	$17,935	$14,346
(b) Cost of revenues from contracts with customer (excluding depreciation expense) – related party	$2,121	$1,286
(c) General and administrative expenses – related party	$3,361	$3,186
(d) Interest and debt expense – related party	$2,846	$2,107
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Limited Partners
	Common Unitholders Public	Common Unitholder Valero	General Partner Valero	Total
Balance as of December 31, 2016	$548,619	$(482,197)	$(10,598)	$55,824
Net income	15,808	32,862	9,467	58,137
Unit issuance	33,153	—	739	33,892
Transfers to (from) partners	(19,766)	21,375	(1,609)	—
Noncash capital contributions from Valero Energy Corporation	—	9,036	184	9,220
Cash distributions to unitholders and distribution equivalent right payments	(8,872)	(18,571)	(7,452)	(34,895)
Unit-based compensation	87	—	—	87
Balance as of March 31, 2017	$569,029	$(437,495)	$(9,269)	$122,265

Balance as of December 31, 2017	$596,047	$(382,652)	$(7,598)	$205,797
Net income	16,078	33,446	16,555	66,079
Unit issuance	—	—	5	5
Transfers to (from) partners	3,730	(2,396)	(1,334)	—
Noncash capital contributions from Valero Energy Corporation	—	10,330	210	10,540
Cash distributions to unitholders and distribution equivalent right payments	(11,416)	(23,735)	(14,904)	(50,055)
Unit-based compensation	63	—	—	63
Other	—	(66)	(1)	(67)
Balance as of March 31, 2018	$604,502	$(365,073)	$(7,067)	$232,362

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$66,079	$58,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,540	11,775
Changes in current assets and current liabilities	469	4,368
Changes in deferred charges and credits and other operating activities, net	793	438
Net cash provided by operating activities	85,881	74,718
Cash flows from investing activities:
Capital expenditures	(6,373)	(9,017)
Acquisition of undivided interest in Red River crude system	—	(71,793)
Other investing activities, net	(13)	—
Net cash used in investing activities	(6,386)	(80,810)
Cash flows from financing activities:
Proceeds from issuance of senior notes	498,300	—
Repayment of debt and note payable – related party	(495,000)	—
Payment of debt issuance costs	(3,312)	(401)
Proceeds from issuance of common units	—	35,296
Proceeds from issuance of general partner units	5	739
Payment of offering costs	—	(414)
Cash distributions to unitholders and distribution equivalent right payments	(50,055)	(34,895)
Net cash provided by (used in) financing activities	(50,062)	325
Net increase (decrease) in cash and temporary cash investments	29,433	(5,767)
Cash and temporary cash investments at beginning of period	42,052	71,491
Cash and temporary cash investments at end of period	$71,485	$65,724

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
As used in this report, the terms “Partnership,” “we,” “our,” or “us” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. Our “general partner” refers to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation, and “Valero” refers collectively to Valero Energy Corporation and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.

We are a master limited partnership formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other logistics assets. Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries. We generate revenues from fee-based transportation and terminaling activities.

Basis of Presentation
General
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet as of December 31, 2017 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

Acquisitions from Valero
The acquisitions of the Parkway pipeline and the Port Arthur terminal (both defined in Note 2) from Valero on November 1, 2017 were accounted for as transfers of assets between entities under the common control of Valero. Accordingly, we recorded these asset acquisitions on our balance sheet at Valero’s carrying value as of the acquisition date, and our prior period financial statements and financial information were not retrospectively adjusted for these acquisitions.

Reclassifications
In connection with our adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” (Topic 606) on January 1, 2018, which is more fully described below, we have separately reflected (i) revenues from lease contracts and (ii) revenues from contracts with our customer. Because of this presentation of our revenues, we have also separately reflected cost of revenues and depreciation expense associated with lease contracts and contracts with our customer. Prior period amounts have been reclassified to conform to the 2018 presentation.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition
We adopted the provisions of Topic 606 on January 1, 2018, as described below in “Accounting Pronouncements Adopted On January 1, 2018.” Accordingly, our revenue recognition accounting policy has been revised to reflect the adoption of this standard.

General
We generate revenues from fee-based transportation and terminaling activities to transport and store crude oil and refined petroleum products using our pipelines and terminals under commercial agreements with Valero. Certain schedules under these agreements are classified as operating leases, with such revenues reflected as revenues from lease contracts on our statements of income. The remaining schedules under these agreements are service arrangements accounted for as revenues from contracts with our customer, and are reflected as revenues from contracts with customer on our statements of income.

Revenue from Lease Contracts
Lease revenues are recognized on a straight-line basis over the lease term. Contingent lease revenues are recognized for volumes in excess of minimum throughput commitments.

Revenue from Contracts with Customer
At contract inception, we assess the services promised in our contracts and identify a performance obligation for each promise to transfer to our customer a service (or bundle of services) that is distinct. Revenue from contracts with our customer is recognized over time at the amount of consideration we expect to receive as our performance obligation is satisfied.

Our service primarily includes the delivery of crude oil and refined petroleum products that are ratably lifted by or delivered to our customer for its future use or future sale to its end customers. Under our transportation service agreements, the service provided is the delivery of crude oil and refined petroleum products to various points in our pipeline system. Although the products are delivered on a batch basis, we deliver a series of similar goods consecutively over time, therefore, the service is treated as a single performance obligation. Under our terminaling service agreement, the services provided for each terminal are the receipt, storage, and delivery of crude oil and refined petroleum products. These services are treated as a single performance obligation as we perform the service with the same pattern of transfer to our customer over time for which progress towards satisfying the performance obligation can be measured uniformly. The above performance obligations under the transportation service agreements and the terminaling service agreement are satisfied over time because (i) our customer simultaneously receives and consumes the benefits provided by our performance and (ii) another entity would not need to substantially reperform the work that we have completed to date.
Our transaction price is based on a contractual rate, which may vary depending on volumes transported on a quarterly basis within each quarterly period. Some schedules contain a quarterly tier-pricing structure,

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whereby one rate is charged for volumes up to a certain number of average barrels per day and a reduced rate is charged for excess average barrels per day. For schedules that include such variable consideration, we estimate the factors driving the variable consideration to determine the transaction price. Our schedule with our customer states the final terms of the sale, including the description, quantity, and price of each service delivered. We invoice our customer the contractual rate based on the greater of throughput volumes or minimum throughput commitments. Payment is typically due in full within 10 days of receipt of billing, which occurs monthly. In the normal course of business, we do not have obligations for returns or refunds.

Accounting Pronouncements Adopted on January 1, 2018
Topic 606
Effective January 1, 2018, we adopted the provisions of Topic 606, which clarifies the principles for recognizing revenue and supersedes previous revenue recognition requirements under “Revenue Recognition (Topic 605),” using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We elected to apply the transition guidance to individual contracts with our customer that were not completed as of the date of adoption. There was no material impact to our financial position as a result of adopting Topic 606; therefore, there was no cumulative-effect adjustment to partners’ capital as of January 1, 2018. Additionally, there was no material impact to our financial position or results of operations as of and for the three months ended March 31, 2018. See “Revenue Recognition” above for a discussion of our accounting policy affected by our adoption of Topic 606. Also see Note 5 for further information on our revenues. We implemented new processes in order to monitor ongoing compliance with accounting and disclosure requirements.

ASU No. 2016-01
In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10),” (ASU No. 2016-01) to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. Effective January 1, 2018, we adopted the provisions of ASU No. 2016-01 using the cumulative-effect method of adoption as required by the ASU. The adoption of this ASU did not affect our financial position or our results of operations as of or for the three months ended March 31, 2018, but it resulted in reduced disclosures as it eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.

Accounting Pronouncement Not Yet Adopted
Topic 842
In February 2016, the FASB issued “Leases (Topic 842)” (Topic 842) to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We will adopt this new standard on January 1, 2019, and we expect to use the modified retrospective method of adoption. We are enhancing our contracting and lease evaluation systems and related processes, and we are developing a new lease accounting system to capture our leases and support the required disclosures. During 2018, we will continue to monitor the adoption process to ensure compliance with accounting and disclosure requirements. We also continue the integration of our lease accounting system

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with our general ledger, and we will make modifications to the related procurement and payment processes. We anticipate this standard will have a material impact on our financial position by increasing our assets and liabilities by equal amounts through the recognition of right-of-use assets and lease liabilities for our operating leases. However, we do not expect adoption to have a material impact on our results of operations or liquidity.

2.	ACQUISITIONS
In connection with the following acquisitions, we entered into various agreements with Valero, including additional schedules to our commercial agreements, an omnibus agreement, a services and secondment agreement, and lease agreements for the use of land on which our assets are located.

Red River Crude System
On January 18, 2017, we acquired a 40 percent undivided interest in (i) the Hewitt segment of Plains All American Pipeline, L.P.’s (Plains) Red River pipeline (the Hewitt segment), (ii) two 150,000 shell barrel capacity tanks located at Hewitt Station in Hewitt, Oklahoma (the Hewitt Storage Tanks), and (iii) a pipeline connection from Hewitt Station to Wasson Station (the Wasson Interconnect) (collectively, the Red River crude system) for total cash consideration of $71.8 million, which we funded with our cash on hand. This acquisition was accounted for as an acquisition of assets.
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

Parkway Pipeline
On November 1, 2017, we acquired Parkway Pipeline LLC, a subsidiary of Valero, that owns and operates an approximately 140-mile, 16-inch refined petroleum products pipeline (Parkway pipeline) with 110,000 barrels per day of capacity that transports refined petroleum products from Valero’s St. Charles Refinery, located in Norco, Louisiana, to Collins, Mississippi for supply into the Plantation and Colonial pipeline systems. We paid to Valero cash consideration of $200.0 million. We funded the cash distribution with $82.0 million of our cash on hand and $118.0 million of borrowings under our revolving credit facility. This acquisition was accounted for as a transfer of assets between entities under the common control of Valero.

Port Arthur Terminal
On November 1, 2017, we acquired Valero Partners Port Arthur, LLC, a subsidiary of Valero that owns certain terminaling assets (Port Arthur terminal) that support Valero’s Port Arthur Refinery for total consideration of $308.0 million, which consisted of (i) a cash distribution of $262.0 million and (ii) the

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance of 1,081,315 common units and 22,068 general partner units to Valero having an aggregate value of $46.0 million. We funded the cash distribution with $262.0 million of borrowings under our revolving credit facility. This acquisition was accounted for as a transfer of assets between entities under the common control of Valero.

3.	RELATED-PARTY TRANSACTIONS
Summary of Transactions
Related-Party Agreements
Effective March 31, 2017, we entered into a commercial agreement with Diamond Green Diesel Holdings LLC (DGD), a joint venture consolidated by Valero, to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. The construction of the rail loading facility was completed in April 2017, and we began providing services to DGD in May 2017. In addition, we constructed a new 180,000 barrel storage tank and began leasing to DGD in April 2018. This commercial agreement, which includes both the rail loading facility and the storage tank, has an initial term that ends on June 30, 2033, and contains minimum commitments for DGD’s use of the assets.
Revenues – Related Party
Revenues – related party include revenues from lease contracts and revenues from contracts with our customer, as further described in Note 5.

Related-Party Expenses
The related-party expenses include costs of revenues, expenses, or financing activities provided to us by Valero and are reflected in the supplemental information disclosure on our statements of income.
Insurance Recoveries
As of March 31, 2018, we had a $983,000 receivable from Valero related to property damage claims associated with Hurricane Harvey primarily at our Houston terminal and Port Arthur products system.
Concentration Risk
All of our related-party balances resulted from transactions with Valero. Therefore, we are subject to the business risks associated with Valero’s business.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DEBT AND NOTES PAYABLE – RELATED PARTY
Debt
Debt, at stated values consisted of the following (in thousands):

	Maturity Date	March 31, 2018	December 31, 2017

Revolving credit facility	November 2020	$—	$410,000
Senior Notes, 4.375%	December 2026	500,000	500,000
Senior Notes, 4.5%	March 2028	500,000	—
Net unamortized discount and debt issuance costs		(10,885)	(4,717)
Debt		$989,115	$905,283
Revolving Credit Facility
We have a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. Borrowings under the Revolver bear interest at a variable rate.

During the three months ended March 31, 2018, we made a debt repayment of $410.0 million on our Revolver as discussed below. There was no significant activity related to our Revolver during the three months ended March 31, 2017.

Senior Notes
On March 29, 2018, we issued in a public offering $500.0 million aggregate principal amount of our 4.5 percent Senior Notes due March 15, 2028 (4.5 percent Senior Notes). Gross proceeds from this debt issuance totaled $498.3 million before deducting the underwriting discount and other debt issuance costs totaling $4.6 million. We used the proceeds to repay the outstanding balance of $410.0 million on our Revolver and a portion of the outstanding balance under one of our Loan Agreements (defined below) with Valero.

The 4.5 percent Senior Notes are unsecured and contain various customary restrictive covenants that, among other things, limit our ability to create or permit to exist liens, or to enter into any sale and leaseback transactions, with respect to principal properties, and limit our ability to merge or consolidate with any other entity or transfer or dispose of all or substantially all of our assets. These covenants will be subject to a number of important qualifications and limitations. The 4.5 percent Senior Notes are not currently guaranteed by any of our subsidiaries. If in the future any of our subsidiaries becomes a borrower or guarantor under, or grants any lien to secure any obligations pursuant to, the Revolver, then we will cause such subsidiary to guarantee the 4.5 percent Senior Notes. Interest is payable semi-annually on March 15 and September 15, commencing on September 15, 2018.
Notes Payable – Related Party
We have two subordinated credit agreements with Valero (the Loan Agreements). Borrowings on the Loan Agreements bear interest at a variable rate, which was 3.16418 percent and 2.86069 percent as of March 31, 2018 and December 31, 2017, respectively.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2018, we paid down $85.0 million under one of the Loan Agreements. There was no activity under the Loan Agreements for the three months ended March 31, 2017. The outstanding balance of these Loan Agreements was $285.0 million and $370.0 million as of March 31, 2018 and December 31, 2017, respectively.

Other Disclosures
Interest and debt expense, net of capitalized interest was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest and debt expense incurred	$12,018	$8,392
Less: Capitalized interest	110	103
Interest and debt expense, net of capitalized interest	$11,908	$8,289

5.	REVENUES
Disaggregation of Revenues
Revenues – related party disaggregated by activity type were as follows (in thousands):

	Pipeline Transportation	Terminaling	Storage and Other	Total
Three Months Ended March 31, 2018:
Revenues from lease contracts	$18,247	$86,941	$138	$105,326
Revenues from contracts with customer	13,121	12,333	1,162	26,616
Total revenues – related party	$31,368	$99,274	$1,300	$131,942

Three Months Ended March 31, 2017:
Revenues from lease contracts	$10,350	$70,627	$135	$81,112
Revenues from contracts with customer	12,825	11,879	—	24,704
Total revenues – related party	$23,175	$82,506	$135	$105,816

Receivables from Contracts with Customer
Our receivables from contracts with our customer are included in receivables – related party. These balances were $8.2 million and $8.3 million as of March 31, 2018 and January 1, 2018, respectively.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remaining Performance Obligations
As of March 31, 2018, future revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from contracts with our customer with an original expected duration of greater than one year were as follows (in thousands):

Remainder of 2018	$62,205
2019	81,215
2020	81,426
2021	81,215
2022	81,215
Thereafter	116,994
Total	$504,270
Operating Leases – Lessor
As described in Note 1, certain schedules under our commercial agreements with Valero are considered operating leases under U.S. GAAP. These agreements contain minimum throughput commitments and escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from lease contracts are reflected separately on our statements of income. The components of our revenues from lease contracts were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Minimum lease revenues	$89,124	$68,448
Contingent lease revenues	16,202	12,664
Revenues from lease contracts	$105,326	$81,112

As of March 31, 2018, future minimum rentals to be received related to these noncancelable commercial agreements were as follows (in thousands):

Remainder of 2018	$271,114
2019	359,842
2020	360,828
2021	359,842
2022	359,842
Thereafter	2,899,476
Total minimum rentals to be received	$4,610,944

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that our limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2017:

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in thousands)	Declaration Date	Record Date	Distribution Date
March 31, 2018	$0.5275	$52,826	April 19, 2018	May 1, 2018	May 9, 2018
December 31, 2017	0.5075	50,055	January 24, 2018	February 5, 2018	February 13, 2018
September 30, 2017	0.4800	46,242	October 19, 2017	November 1, 2017	November 9, 2017
June 30, 2017	0.4550	42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017

The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended March 31,
	2018	2017
General partner:
Distributions, excluding incentive distribution rights (IDRs)	$1,056	$595
IDRs	15,234	8,307
Total general partner’s distributions	16,290	8,902
Limited partners:
Common – public	11,859	9,605
Common – Valero	24,671	19,531
Total limited partners’ distributions	36,530	29,136
DERs	6	5
Total cash distributions	$52,826	$38,043

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	NET INCOME PER LIMITED PARTNER UNIT

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

Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three months ended March 31, 2018 and 2017, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three months ended March 31, 2018 and 2017.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	General Partner	Limited Partners Common Units	Restricted Units	Total
Three Months Ended March 31, 2018:
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,056	$36,530	$—	$37,586
General partner’s IDRs	15,234	—	—	15,234
DERs	—	—	6	6
Distributions and DERs declared	16,290	36,530	6	52,826
Undistributed earnings	265	12,986	2	13,253
Net income available to limited partners – basic and diluted	$16,555	$49,516	$8	$66,079

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding		69,250
Net income per limited partner common unit – basic and diluted		$0.72

Three Months Ended March 31, 2017:
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$595	$29,136	$—	$29,731
General partner’s IDRs	8,307	—	—	8,307
DERs	—	—	5	5
Distributions and DERs declared	8,902	29,136	5	38,043
Undistributed earnings	565	19,525	4	20,094
Net income available to limited partners – basic and diluted	$9,467	$48,661	$9	$58,137

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding		67,664
Net income per limited partner common unit – basic and diluted		$0.72

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	PARTNERS’ CAPITAL

Unit Activity
Activity in the number of units was as follows:

	Limited Partners		General Partner Valero
	Common Unitholders Public	Common Unitholder Valero		Total
Balance as of December 31, 2016	21,738,692	45,687,271	1,375,721	68,801,684
Unit-based compensation	5,997	—	—	5,997
Units issued under ATM Program	733,601	—	—	733,601
General partner units issued to maintain 2% interest	—	—	15,412	15,412
Balance as of March 31, 2017	22,478,290	45,687,271	1,391,133	69,556,694

Balance as of December 31, 2017	22,487,586	46,768,586	1,413,391	70,669,563
Unit-based compensation	5,898	—	—	5,898
General partner units issued to maintain 2% interest	—	—	120	120
Balance as of March 31, 2018	22,493,484	46,768,586	1,413,511	70,675,581

ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). As of March 31, 2018, we have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available.

There were no issuances of equity under our ATM Program for the three months ended March 31, 2018. The table below summarizes activities of the common units issued under our ATM Program and general partner units issued to maintain the 2.0 percent general partner interest in the Partnership for the three months ended March 31, 2017 (in thousands, except unit amounts):

	Units Issued	Total Proceeds	Offering Costs	Net Proceeds
Common – public	733,601	$35,296	$414	$34,882
General partner	15,412	739	—	739

Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Decrease (increase) in current assets:
Receivables – related party	$367	$1,115
Receivables	435	340
Prepaid expenses and other	(27)	(355)
Increase (decrease) in current liabilities:
Accounts payable	(6,003)	(171)
Accounts payable – related party	4,277	(31)
Accrued liabilities	782	122
Accrued liabilities – related party	(775)	(2,152)
Accrued interest payable	3,951	5,525
Accrued interest payable – related party	(134)	681
Taxes other than income taxes payable	(2,404)	(706)
Changes in current assets and current liabilities	$469	$4,368

Cash flows related to interest paid were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest paid	$7,911	$1,908
Noncash investing and financing activities that affected recognized assets or liabilities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Increase (decrease) in accounts payable related to capital expenditures	$1,013	$(2,583)
Noncash capital contributions from Valero for capital projects	10,540	9,220
Offering costs included in accounts payable	1,266	—
In addition to the activities in the preceding table, noncash financing activities for the three months ended March 31, 2018 and 2017 included the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the grant of restricted units made to each of our three independent directors and the issuance of equity under our ATM Program, respectively, as described in Note 8.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in thousands):

	Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and temporary cash investments	Level 1	$71,485	$71,485	$42,052	$42,052
Financial liabilities:
Debt:
Revolver	Level 2	—	—	410,000	410,000
Senior Notes	Level 2	989,115	1,002,800	495,283	523,800
Notes payable – related party	Level 2	285,000	285,000	370,000	370,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction, cessation, or termination of Valero’s obligation under our commercial agreements, omnibus agreement, and services and secondment agreement;

•	changes in global economic conditions on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s and our ability to remain in compliance with the terms of its and our outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined petroleum products;

•	our ability to obtain credit and financing on acceptable terms in light of uncertainty and illiquidity in credit and capital markets;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

•	changes in state and federal policies and regulations relating to tariffs, environmental, economic, health and safety, energy, and other matters;

•	legal or regulatory investigations, delays, or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined petroleum products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks, and refined petroleum products;

•	changes in the cost or availability of third-party vessels, pipelines, and other means of delivering and transporting crude oil, feedstocks, and refined petroleum products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Valero’s operations or the areas in which Valero markets its refined petroleum products;

•	seasonal variations in demand for refined petroleum products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Valero;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available; and

•	political developments.
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
OVERVIEW
Recent Developments
On March 29, 2018, we issued $500.0 million of our 4.5 percent Senior Notes. Gross proceeds from this debt issuance totaled $498.3 million. As discussed in Note 4 of Condensed Notes to Consolidated Financial Statements, we used the proceeds to repay the outstanding balance of $410.0 million on our Revolver and a portion of the outstanding balance under one of our Loan Agreements with Valero.

First Quarter Results
We reported net income of $66.1 million in the first quarter of 2018. This compares to net income of $58.1 million in the first quarter of 2017.

The increase in net income of $7.9 million was due primarily to an $11.3 million increase in operating income driven by contributions from our Port Arthur terminal and Parkway pipeline, which we acquired from Valero in November 2017, as further described in Note 2 of Condensed Notes to Consolidated Financial Statements. The increase in operating income was partially offset by a $3.6 million increase in “interest and debt expense, net of capitalized interest” as a result of incremental borrowings primarily associated with Port Arthur terminal and Parkway pipeline acquisitions and a higher effective interest rate in 2018.
Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”
OUTLOOK
All of our revenues are generated from fee-based commercial agreements with Valero, and the amount of revenues we generate depends on the volumes of crude oil and refined petroleum products owned by Valero that we transport through our pipelines and handle at our terminals. These volumes are primarily affected by the reliability of Valero’s refineries served by our pipelines and terminals as well as the supply of, and demand for, crude oil and refined petroleum products in the markets served by our assets. However, our commercial agreements with Valero contain minimum throughput commitments that require Valero to ship minimum volumes during each calendar quarter or pay us a deficiency payment. Valero has historically met or exceeded most of its minimum throughput commitments, and we expect that Valero will transport volumes through our pipelines and throughput volumes at our terminals in 2018 generally consistent with historical levels.

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the three months ended March 31, 2018 and 2017. The narrative following these tables provides an analysis of our results of operations.

Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	2017	Change
Revenues – related party:
Revenues from lease contracts	$105,326	$81,112	$24,214
Revenues from contracts with customer	26,616	24,704	1,912
Total revenues – related party	131,942	105,816	26,126
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below)	24,518	18,520	5,998
Cost of revenues from contracts with customer (excluding depreciation expense reflected below)	6,783	5,025	1,758
Depreciation expense associated with lease contracts	15,589	9,030	6,559
Depreciation expense associated with contracts with customer	2,951	2,745	206
General and administrative expenses	4,112	3,830	282
Total costs and expenses	53,953	39,150	14,803
Operating income	77,989	66,666	11,323
Other income, net	382	64	318
Interest and debt expense, net of capitalized interest	(11,908)	(8,289)	(3,619)
Income before income tax expense	66,463	58,441	8,022
Income tax expense	384	304	80
Net income	66,079	58,137	7,942
Less: General partner’s interest in net income	16,555	9,467	7,088
Limited partners’ interest in net income	$49,524	$48,670	$854

Net income per limited partner common unit – basic and diluted	$0.72	$0.72

Weighted-average limited partner common units outstanding – basic and diluted	69,250	67,664

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended March 31,
	2018	2017	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$31,368	$23,175	$8,193
Pipeline transportation throughput (BPD) (a)	1,062,103	962,200	99,903
Average pipeline transportation revenue per barrel (b)	$0.33	$0.27	$0.06

Terminaling:
Terminaling revenues	$99,274	$82,506	$16,768
Terminaling throughput (BPD)	3,396,096	2,734,478	661,618
Average terminaling revenue per barrel (b)	$0.32	$0.34	$(0.02)

Storage and other revenues	$1,300	$135	$1,165

Total revenues – related party	$131,942	$105,816	$26,126

Capital expenditures:
Maintenance	$2,312	$2,038	$274
Expansion	4,061	6,979	(2,918)
Total capital expenditures	$6,373	$9,017	$(2,644)

Other financial information:
Distribution declared per unit	$0.5275	$0.4275

Distribution declared:
Limited partner units – public	$11,865	$9,610
Limited partner units – Valero	24,671	19,531
General partner units – Valero	16,290	8,902
Total distribution declared	$52,826	$38,043
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

Total revenues – related party increased $26.1 million, or 25 percent, in the first quarter of 2018 compared to the first quarter of 2017. The increase was due primarily to the following:

•
Revenues from a terminal and pipeline system acquired from Valero in November 2017. We generated revenues of $15.3 million and $6.5 million in the first quarter of 2018 from the operations of our Port Arthur terminal and Parkway pipeline, respectively. The volumes handled at and transported through these assets were the primary contributors to the increase in our overall terminaling and pipeline transportation throughput in the first quarter of 2018 compared to the first quarter of 2017. Average pipeline transportation revenue per barrel was higher in the first quarter of 2018 compared to the first quarter of 2017 due primarily to higher revenue per barrel generated by our Parkway pipeline. Average terminaling revenue per barrel was lower in the first quarter of 2018 compared to the first quarter of 2017 due primarily to a lower tariff rate charged at our Port Arthur terminal.

•	Revenues from our DGD rail loading facility placed in service in May 2017. Our DGD rail loading facility generated revenues of $1.2 million in the first quarter of 2018.

•
Incremental throughput at our Red River crude system acquired in January 2017. We generated incremental revenues of $1.1 million due to higher throughput at our Red River crude system in the first quarter of 2018 compared to the first quarter of 2017.

Total cost of revenues (excluding depreciation expense) increased $7.8 million, or 33 percent, in the first quarter of 2018 compared to the first quarter of 2017. The increase was due primarily to expenses of $4.6 million and $2.2 million related to the operations of our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017. In addition, we incurred higher maintenance expenses of $1.1 million at our Port Arthur products system due primarily to inspection activity in the first quarter of 2018.
Total depreciation expense increased $6.8 million, or 57 percent, in the first quarter of 2018 compared to the first quarter of 2017 due primarily to depreciation expense of $3.8 million and $2.0 million recognized on the assets that compose our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
General and administrative expenses increased $282,000, or 7 percent, in the first quarter of 2018 compared to the first quarter of 2017 due primarily to incremental costs of $173,000 related to the management fee charged to us by Valero due to additional services provided to us as a result of our acquisition of the Port Arthur terminal and Parkway pipeline in November 2017, and an increase of $142,000 in professional fees.
“Interest and debt expense, net of capitalized interest” increased $3.6 million, or 44 percent, in the first quarter of 2018 compared to the first quarter of 2017 due to the following:

•
Incremental borrowings in connection with acquisitions. In connection with the acquisition of the Port Arthur terminal and Parkway pipeline in November 2017, we borrowed $380.0 million under the Revolver. Interest expense on the incremental borrowings was $2.9 million in the first quarter of 2018.

•
Higher interest rates in 2018. Borrowings on the Revolver and the Loan Agreements with Valero bear interest at variable rates. We incurred additional interest of $739,000 in the first quarter of 2018 on these borrowings due to higher interest rates in 2018 compared to 2017.

While the above describes the primary changes contributing to the $7.9 million increase in net income in the first quarter of 2018 compared to the first quarter of 2017, the limited partners’ interest in net income did not increase by an equal amount because of an increase in the general partner’s interest in net income. Our general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement). The distribution per unit related to the first quarter of 2018 and 2017 was $0.5275 and $0.4275, respectively; therefore, a higher percentage of our net income was allocated to the general partner in the first quarter of 2018.
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

Our liquidity consisted of the following as of March 31, 2018 (in thousands):

	Facility Amount	Borrowings	Availability
Revolver	$750,000	$—	$750,000
Cash and temporary cash investments	N/A	N/A	71,485
Total liquidity			$821,485

Revolver
The Revolver consists of aggregate commitments of $750.0 million and matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. As of March 31, 2018, we had no borrowings and no letters of credit outstanding under the Revolver. As a result, we had $750.0 million of available capacity.

ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). As of March 31, 2018, we have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available. There were no issuances of equity under our ATM Program for the three months ended March 31, 2018.

Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in):
Operating activities	$85,881	$74,718
Investing activities	(6,386)	(80,810)
Financing activities	(50,062)	325
Net increase (decrease) in cash and temporary cash investments	$29,433	$(5,767)
Cash Flows for the Three Months Ended March 31, 2018
Our operations generated $85.9 million of cash in the first three months of 2018, driven primarily by net income of $66.1 million plus noncash adjustments (primarily for depreciation expense) of $19.3 million and a favorable change in working capital of $469,000. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 9 of Condensed Notes to Consolidated Financial Statements and mainly resulted from:

•
an increase in accounts payable – related party of $4.3 million attributable primarily to the timing of invoices from Valero for services provided to our general partner under our services and secondment agreement; and

•
an increase in accrued interest payable of $4.0 million due primarily to interest expense incurred on $500.0 million of 4.375 percent notes due December 2026 (4.375 percent Senior Notes), which is paid semi-annually on June 15 and December 15; partially offset by

•	a decrease in accounts payable of $6.0 million attributable primarily to liabilities assumed in connection with our acquisition of the Parkway pipeline in November 2017; and

•	a decrease in taxes other than income taxes payable of $2.4 million due primarily to ad valorem tax payments made in the first three months of 2018.

The $85.9 million of cash generated by our operations, along with $498.3 million in gross proceeds from the issuance of our 4.5 percent Senior Notes, were used mainly to:

•	make debt repayments of $495.0 million, of which $410.0 million and $85.0 million related to the Revolver and one of the Loan Agreements, respectively;

•	pay $50.1 million in cash distributions to limited partners and our general partner;

•	fund $6.4 million in capital expenditures; and

•	pay $3.3 million in debt issuance costs.

Cash Flows for the Three Months Ended March 31, 2017
Our operations generated $74.7 million of cash in the first three months of 2017, driven primarily by net income of $58.1 million plus noncash adjustments (primarily for depreciation expense) of $12.2 million and a favorable change in working capital of $4.4 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 9 of Condensed Notes to Consolidated Financial Statements and mainly resulted from:

•	an increase in accrued interest payable of $6.2 million due primarily to the interest on our 4.375 percent Senior Notes, which is paid semi-annually on June 15 and December 15; partially offset by

•	a decrease in accrued liabilities – related party of $2.2 million due primarily to lower deficiency payments associated with minimum throughput commitments.

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
Our capital expenditures were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Maintenance	$2,312	$2,038
Expansion (a)	4,061	6,979
Total capital expenditures	$6,373	$9,017

(a) This table excludes amounts paid for our acquisitions. See Note 2 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in the first three months of 2018 were primarily for:

•	the construction of a new tank at the St. Charles terminal to be used by DGD;

•	the construction of a new tank at our Meraux terminal; and

•	the construction of a new tank and improvement of assets at our Port Arthur products system.

Our capital expenditures in the first three months of 2017 were primarily for:

•	the construction of the DGD rail loading facility at the St. Charles terminal;

•	the construction of a new tank at our Port Arthur products system; and

•	the improvement of assets at our McKee, Houston, and Corpus Christi terminals to extend the useful lives of the tanks at these terminals.
In addition to the above-mentioned capital expenditures, $10.5 million of capital projects were funded by Valero in the first three months of 2018 primarily related to our St. Charles, Port Arthur, Corpus Christi, Meraux, Three Rivers, McKee, and Houston terminals. Valero agreed to fund these projects in connection with our acquisition of these terminals from Valero.

For 2018, we expect our capital expenditures to range from $35.0 million to $45.0 million. Our estimate consists of approximately $20.0 million to $25.0 million for maintenance capital expenditures and approximately $15.0 million to $20.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic acquisitions that may occur.

Distributions
On April 19, 2018, the board of directors of our general partner declared a distribution of $0.5275 per unit applicable to the first quarter of 2018, which equates to $52.8 million in total distributions to unitholders of record as of May 1, 2018.
CONTRACTUAL OBLIGATIONS AND OTHER
Contractual Obligations
As of March 31, 2018, our contractual obligations included debt and notes payable – related party, operating lease obligations, purchase obligations, and other long-term liabilities. In March 2018, we (i) issued in a public offering $500.0 million aggregate principal amount of our 4.5 percent Senior Notes, (ii) made a debt repayment of $410.0 million related to the Revolver, and (iii) paid $85.0 million under one of the Loan Agreements with Valero. See Note 4 of Condensed Notes to Consolidated Financial Statements for further description of these activities. There were no other material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2018.

Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission (FERC) under the Interstate Commerce Act (ICA) and Energy Policy Act. Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations. For more information on federal and state regulations affecting our business, please read our annual report on Form 10-K for the year ended December 31, 2017.

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
There were no significant changes to our environmental matters and compliance costs during the three months ended March 31, 2018.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2018, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2017 was filed.
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

	March 31, 2018
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$1,000,000	$1,000,000	$1,002,800
Average interest rate	—%	—%	—%	—%	—%	4.44%	4.44%
Variable rate	$—	$—	$285,000	$—	$—	$—	$285,000	$285,000
Average interest rate	—%	—%	3.16%	—%	—%	—%	3.16%

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$523,800
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$780,000	$—	$—	$—	$780,000	$780,000
Average interest rate	—%	—%	2.87%	—%	—%	—%	2.87%

(a) Excludes unamortized discount and deferred issuance costs.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We continue the implementation process to prepare for the adoption of Topic 842, which we discuss in Note 1 of Condensed Notes to Consolidated Financial Statements. We expect that there will be changes affecting our internal control over financial reporting in conjunction with adopting this standard. The most significant changes we expect relate to the implementation of a lease evaluation system and a lease accounting system, including the integration of our lease accounting system with our general ledger and modifications to the related procurement and payment processes.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2017.
Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. We are reporting these proceedings to comply with the U.S. Securities and Exchange Commission regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.
Texas Commission on Environmental Quality (TCEQ) and Harris County Pollution Control Services Department (HCPCS) (Houston Terminal). We received a Notice of Enforcement (NOE) from the TCEQ on March 16, 2018, alleging excess emissions from Tank 003 that occurred during Hurricane Harvey. On March 19, 2018, the HCPCS also issued a Violation Notice (VN) alleging, among other things, unauthorized emissions from Tank 003 during Hurricane Harvey. We believe the NOE and VN may result in penalties in excess of $100,000. We are working with the TCEQ and the HCPCS to resolve these matters.

ITEM 1A. RISK FACTORS
We are updating one of the Risk Factors that we disclosed in our annual report on Form 10-K for the year ended December 31, 2017, in light of a recent policy decision by the FERC. Specifically, we have modified the fifth paragraph of the Risk Factor. The Risk Factor now reads in its entirety as follows:

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
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on our interstate oil pipelines. In March 2018, in response to a decision of the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit), FERC announced a new policy pursuant to which it would no longer permit interstate pipelines owned by a master limited partnership to include an income tax allowance in their cost-of-service-based rates. FERC’s new policy does not require us to decrease our existing rates and it does not affect our contracts with Valero. However, the cost of service rates of any interstate liquids pipeline could be affected to the extent it proposes new rates or changes its existing rates or if its rates are subject to complaint or are challenged by the FERC.
In addition, there is not always a clear boundary between interstate and intrastate pipeline transportation services, and such determinations are fact-dependent and made on a case-by-case basis. Our undivided interest in the McKee to El Paso pipeline currently provides transportation services pursuant to an intrastate tariff that is subject to regulation by The Railroad Commission of Texas. Because a portion of this pipeline crosses New Mexico and our transportation services may be interstate in nature, we applied for a waiver of the tariff filing and reporting requirements of the ICA for our portion of the pipeline, which the FERC conditionally granted. The FERC’s conditions for granting the waiver include that we maintain all books and records in a manner consistent with the Uniform System of Accounts and that we immediately report any change in the circumstances on which the waiver was granted.
ITEM 6. EXHIBITS

Exhibit No.	Description

4.01
Indenture dated November 30, 2016, between Valero Energy Partners LP and U.S. Bank National Association, as trustee – incorporated by reference to Exhibit 4.1 to the Partnership’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-208052) filed November 30, 2016.

4.02	Terms of 4.500% Senior Notes due 2028 – incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K dated March 26, 2018, and filed March 29, 2018 (SEC File No. 1-36232).

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

By:	Valero Energy Partners GP LLC
its general partner

By:	/s/ Donna M. Titzman
Donna M. Titzman
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Date: May 4, 2018