Form 10-Q
period 2018-06-30
VALERO ENERGY PARTNERS LP
filed 2018-08-03
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐ No ☑
The registrant had 69,262,070 common units representing limited partner interests and 1,413,511 general partner units outstanding as of July 31, 2018.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$100,094	$42,052
Receivables – related party	45,121	46,496
Receivables	205	781
Prepaid expenses and other	683	720
Total current assets	146,103	90,049
Property and equipment, at cost	1,997,162	1,969,233
Accumulated depreciation	(584,476)	(552,817)
Property and equipment, net	1,412,686	1,416,416
Deferred charges and other assets, net	10,059	10,887
Total assets	$1,568,848	$1,517,352
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$14,363	$18,633
Accounts payable – related party	7,640	3,944
Accrued liabilities	885	1,007
Accrued liabilities – related party	413	1,128
Accrued interest payable	6,666	2,558
Accrued interest payable – related party	827	911
Taxes other than income taxes payable	5,134	5,141
Total current liabilities	35,928	33,322
Debt	989,380	905,283
Notes payable – related party	285,000	370,000
Other long-term liabilities	3,148	2,950
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders – public (22,493,484 and 22,487,586 units outstanding)	607,611	596,047
Common unitholder – Valero (46,768,586 and 46,768,586 units outstanding)	(347,174)	(382,652)
General partner – Valero (1,413,511 and 1,413,391 units outstanding)	(5,045)	(7,598)
Total partners’ capital	255,392	205,797
Total liabilities and partners’ capital	$1,568,848	$1,517,352

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues – related party:
Revenues from lease contracts	$108,251	$84,657	$213,577	$165,769
Revenues from contracts with customer	26,376	25,888	52,992	50,592
Total revenues – related party	134,627	110,545	266,569	216,361
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below) (a)	26,596	20,848	51,114	39,368
Cost of revenues from contracts with customer (excluding depreciation expense reflected below) (b)	6,758	6,207	13,541	11,232
Depreciation expense associated with lease contracts	15,849	9,450	31,438	18,480
Depreciation expense associated with contracts with customer	3,016	3,055	5,967	5,800
General and administrative expenses (c)	4,158	3,863	8,270	7,693
Total costs and expenses	56,377	43,423	110,330	82,573
Operating income	78,250	67,122	156,239	133,788
Other income, net	411	182	793	246
Interest and debt expense, net of capitalized interest (d)	(14,271)	(8,551)	(26,179)	(16,840)
Income before income tax expense	64,390	58,753	130,853	117,194
Income tax expense	371	310	755	614
Net income	64,019	58,443	130,098	116,580
Less: General partner’s interest in net income	18,077	11,419	34,632	20,886
Limited partners’ interest in net income	$45,942	$47,024	$95,466	$95,694

Net income per limited partner common unit – basic and diluted	$0.66	$0.69	$1.38	$1.41

Weighted-average limited partner common units outstanding – basic and diluted	69,251	68,157	69,250	67,912

Cash distribution declared per unit	$0.5510	$0.4550	$1.0785	$0.8825

Supplemental information – each income statement line item reflected below includes costs of revenues, expenses, or financing activities provided by related party as follows:
(a) Cost of revenues from lease contracts (excluding depreciation expense) – related party	$17,075	$14,369	$35,010	$28,715
(b) Cost of revenues from contracts with customer (excluding depreciation expense) – related party	$2,018	$1,767	$4,139	$3,053
(c) General and administrative expenses – related party	$3,361	$3,185	$6,722	$6,371
(d) Interest and debt expense – related party	$2,464	$2,343	$5,310	$4,450
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Limited Partners
	Common Unitholders Public	Common Unitholder Valero	General Partner Valero	Total
Balance as of December 31, 2016	$548,619	$(482,197)	$(10,598)	$55,824
Net income	31,311	64,383	20,886	116,580
Unit issuance	33,505	—	748	34,253
Transfers to (from) partners	(16,097)	19,816	(3,719)	—
Noncash capital contributions from Valero Energy Corporation	—	18,890	386	19,276
Cash distributions to unitholders and distribution equivalent right payments	(18,482)	(38,102)	(16,354)	(72,938)
Unit-based compensation	146	—	—	146
Balance as of June 30, 2017	$579,002	$(417,210)	$(8,651)	$153,141

Balance as of December 31, 2017	$596,047	$(382,652)	$(7,598)	$205,797
Net income	30,992	64,474	34,632	130,098
Unit issuance	—	—	5	5
Transfers to (from) partners	3,730	(2,396)	(1,334)	—
Noncash capital contributions from Valero Energy Corporation	—	21,872	445	22,317
Cash distributions to unitholders and distribution equivalent right payments	(23,281)	(48,406)	(31,194)	(102,881)
Unit-based compensation	123	—	—	123
Other	—	(66)	(1)	(67)
Balance as of June 30, 2018	$607,611	$(347,174)	$(5,045)	$255,392

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$130,098	$116,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37,405	24,280
Changes in current assets and current liabilities	6,101	(734)
Changes in deferred charges and credits and other operating activities, net	1,553	856
Net cash provided by operating activities	175,157	140,982
Cash flows from investing activities:
Capital expenditures	(13,083)	(15,240)
Acquisition of undivided interest in Red River crude system	—	(71,793)
Other investing activities, net	8	8
Net cash used in investing activities	(13,075)	(87,025)
Cash flows from financing activities:
Proceeds from issuance of senior notes	498,300	—
Repayment of debt and note payable – related party	(495,000)	—
Payment of debt issuance costs	(4,464)	(492)
Proceeds from issuance of common units	—	35,728
Proceeds from issuance of general partner units	5	748
Payment of offering costs	—	(517)
Cash distributions to unitholders and distribution equivalent right payments	(102,881)	(72,938)
Net cash used in financing activities	(104,040)	(37,471)
Net increase in cash and cash equivalents	58,042	16,486
Cash and cash equivalents at beginning of period	42,052	71,491
Cash and cash equivalents at end of period	$100,094	$87,977

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation
General
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Reclassifications
In connection with our adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” (Topic 606) on January 1, 2018, which is more fully described below, we have separately reflected (i) revenues from lease contracts and (ii) revenues from contracts with our customer. Because of this presentation of our revenues, we have also separately reflected cost of revenues and depreciation expense associated with lease contracts and contracts with our customer and have reclassified prior period amounts to conform to the 2018 presentation.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, certain amounts reported for the six months ended June 30, 2017 and as of December 31, 2017 have been reclassified to conform to the 2018 presentation.
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

General
We generate revenues from fee-based transportation and terminaling activities to transport and store crude oil and refined petroleum products using our pipelines and terminals under commercial agreements with Valero. Certain schedules under these agreements are classified as operating leases under existing lease accounting standards, with such revenues reflected as revenues from lease contracts on our statements of income. The remaining schedules under these agreements are service arrangements accounted for as revenues from contracts with our customer, and are reflected as revenues from contracts with customer on our statements of income.

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance and (ii) another entity would not need to substantially reperform the work that we have completed to date.
Our transaction price is based on a contractual rate, which may vary depending on volumes transported on a quarterly basis within each quarterly period. Some schedules contain a quarterly tier-pricing structure, whereby one rate is charged for volumes up to a certain number of average barrels per day and a reduced rate is charged for excess average barrels per day. For schedules that include such variable consideration, we estimate the factors driving the variable consideration to determine the transaction price. Our schedule with our customer states the final terms of the sale, including the description, quantity, and price of each service delivered. We invoice our customer the contractual rate based on the greater of throughput volumes or minimum throughput commitments. Payment is typically due in full within 10 days of receipt of billing, which occurs monthly. In the normal course of business, we do not have obligations for returns or refunds.

Accounting Pronouncements Adopted on January 1, 2018
Topic 606
Effective January 1, 2018, we adopted the provisions of Topic 606, which clarifies the principles for recognizing revenue and supersedes previous revenue recognition requirements under “Revenue Recognition (Topic 605),” using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We elected to apply the transition guidance for Topic 606 to individual contracts with our customer that were not completed as of the date of adoption. There was no material impact to our financial position as a result of adopting Topic 606; therefore, there was no cumulative-effect adjustment to partners’ capital as of January 1, 2018. Additionally, there was no material impact to our financial position or results of operations as of and for the three and six months ended June 30, 2018. See “Revenue Recognition” above for a discussion of our accounting policy affected by our adoption of Topic 606. Also see Note 5 for further information on our revenues. We implemented new processes in order to monitor ongoing compliance with accounting and disclosure requirements.

ASU No. 2016-01
In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10),” (ASU No. 2016-01) to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. Effective January 1, 2018, we adopted the provisions of ASU No. 2016-01 using the cumulative-effect method of adoption as required by the ASU. The adoption of this ASU did not affect our financial position or our results of operations as of or for the three and six months ended June 30, 2018, but it resulted in reduced disclosures as it eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.

Accounting Pronouncement Not Yet Adopted
Topic 842
In February 2016, the FASB issued “Leases (Topic 842)” (Topic 842) to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual periods, with early adoption permitted. We will adopt this new standard on January 1, 2019, and we expect to use the

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of partners’ capital at the date of adoption. We are enhancing our contracting and lease evaluation systems and related processes, and we are developing a new lease accounting system to capture our leases and support the required disclosures. During the remainder of 2018, we will continue to monitor the adoption process to ensure compliance with accounting and disclosure requirements. We also continue the integration of our lease accounting system with our general ledger, and we will make modifications to the related procurement and payment processes. We anticipate this standard will have a material impact on our financial position by increasing our assets and liabilities by equal amounts through the recognition of right-of-use assets and lease liabilities for our operating leases. However, we do not expect adoption to have a material impact on our results of operations or liquidity.

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

Parkway Pipeline
On November 1, 2017, we acquired Parkway Pipeline LLC, a subsidiary of Valero, that owns and operates an approximately 140-mile, 16-inch refined petroleum products pipeline (Parkway pipeline) with 110,000 barrels per day of capacity that transports refined petroleum products from Valero’s St. Charles Refinery, located in Norco, Louisiana, to Collins, Mississippi for supply into the Plantation and Colonial pipeline systems. We paid to Valero cash consideration of $200.0 million. We funded the cash distribution with $82.0 million of our cash on hand and $118.0 million of borrowings under the Revolver (defined in Note 4). This acquisition was accounted for as a transfer of assets between entities under the common control of Valero.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Port Arthur Terminal
On November 1, 2017, we acquired Valero Partners Port Arthur, LLC, a subsidiary of Valero that owns certain terminaling assets (Port Arthur terminal) that support Valero’s Port Arthur Refinery for total consideration of $308.0 million, which consisted of (i) a cash distribution of $262.0 million and (ii) the issuance of 1,081,315 common units and 22,068 general partner units to Valero having an aggregate value of $46.0 million. We funded the cash distribution with $262.0 million of borrowings under the Revolver. This acquisition was accounted for as a transfer of assets between entities under the common control of Valero.

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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DEBT AND NOTES PAYABLE – RELATED PARTY
Debt
Debt, at stated values consisted of the following (in thousands):

	Maturity Date	June 30, 2018	December 31, 2017

Revolver	November 2020	$—	$410,000
Senior Notes, 4.375%	December 2026	500,000	500,000
Senior Notes, 4.5%	March 2028	500,000	—
Net unamortized discount and debt issuance costs		(10,620)	(4,717)
Debt		$989,380	$905,283
Revolver
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

On March 29, 2018, we repaid the outstanding balance of $410.0 million on the Revolver as discussed below. There was no activity related to the Revolver during the six months ended June 30, 2017.

Senior Notes
On March 29, 2018, we issued in a public offering $500.0 million aggregate principal amount of 4.5 percent Senior Notes due March 15, 2028 (4.5 percent Senior Notes). Gross proceeds from this debt issuance totaled $498.3 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. We used the proceeds to repay the outstanding balance of $410.0 million under the Revolver and a portion of the outstanding balance under one of our Loan Agreements (defined below) with Valero.

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
Notes Payable – Related Party
We have two subordinated credit agreements with Valero (the Loan Agreements). Borrowings on the Loan Agreements bear interest at a variable rate, which was 3.48246 percent and 2.86069 percent as of June 30, 2018 and December 31, 2017, respectively.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 29, 2018, we paid down $85.0 million under one of the Loan Agreements. There was no activity under the Loan Agreements for the six months ended June 30, 2017. The outstanding balance of these Loan Agreements was $285.0 million and $370.0 million as of June 30, 2018 and December 31, 2017, respectively.

Other Disclosures
Interest and debt expense, net of capitalized interest was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and debt expense incurred	$14,349	$8,653	$26,367	$17,045
Less: Capitalized interest	78	102	188	205
Interest and debt expense, net of capitalized interest	$14,271	$8,551	$26,179	$16,840

5.	REVENUES
Disaggregation of Revenues
Revenues – related party disaggregated by activity type were as follows (in thousands):

	Pipeline Transportation	Terminaling	Storage and Other	Total
Three Months Ended June 30, 2018:
Revenues from lease contracts	$17,635	$90,118	$498	$108,251
Revenues from contracts with customer	12,672	12,275	1,429	26,376
Total revenues – related party	$30,307	$102,393	$1,927	$134,627

Three Months Ended June 30, 2017:
Revenues from lease contracts	$11,832	$72,690	$135	$84,657
Revenues from contracts with customer	13,027	12,107	754	25,888
Total revenues – related party	$24,859	$84,797	$889	$110,545

Six Months Ended June 30, 2018:
Revenues from lease contracts	$35,882	$177,059	$636	$213,577
Revenues from contracts with customer	25,793	24,608	2,591	52,992
Total revenues – related party	$61,675	$201,667	$3,227	$266,569

Six Months Ended June 30, 2017:
Revenues from lease contracts	$22,182	$143,317	$270	$165,769
Revenues from contracts with customer	25,852	23,986	754	50,592
Total revenues – related party	$48,034	$167,303	$1,024	$216,361

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Minimum lease revenues	$90,074	$69,823	$179,198	$138,271
Contingent lease revenues	18,177	14,834	34,379	27,498
Revenues from lease contracts	$108,251	$84,657	$213,577	$165,769

Receivables from Contracts with Customer
Our receivables from contracts with our customer are included in receivables – related party. These balances were $8.4 million and $8.3 million as of June 30, 2018 and January 1, 2018, respectively.

Future Minimum Rentals and Remaining Performance Obligations
As of June 30, 2018, future minimum rentals to be received for operating leases (described above) having initial or remaining noncancelable lease terms in excess of one year are shown below under “Lease Contracts,” and future revenues expected to be recognized from our remaining performance obligations from contracts with our customer with an original expected duration of greater than one year are shown below under “Contracts with Customer” (in thousands):

	Lease Contracts	Contracts with Customer
Remainder of 2018	$182,120	$40,924
2019	361,282	81,215
2020	362,268	81,426
2021	361,282	81,215
2022	361,282	81,215
Thereafter	2,914,596	116,994
Total	$4,542,830	$482,989

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	CASH DISTRIBUTIONS
Our partnership agreement prescribes the amount and priority of cash distributions that our limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2017:

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in thousands)	Declaration Date	Record Date	Distribution Date
June 30, 2018	$0.5510	$56,081	July 23, 2018	August 3, 2018	August 13, 2018
March 31, 2018	0.5275	52,826	April 19, 2018	May 1, 2018	May 9, 2018
December 31, 2017	0.5075	50,055	January 24, 2018	February 5, 2018	February 13, 2018
September 30, 2017	0.4800	46,242	October 19, 2017	November 1, 2017	November 9, 2017
June 30, 2017	0.4550	42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017

The following table reflects the allocation of total cash distributions to the general and limited partners and distribution equivalent right (DER) payments applicable to the period in which the distributions and DERs were earned (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General partner:
Distributions, excluding incentive distribution rights (IDRs)	$1,122	$842	$2,178	$1,437
IDRs	16,796	10,250	32,030	18,557
Total general partner’s distributions	17,918	11,092	34,208	19,994
Limited partners:
Common – public	12,387	10,226	24,246	19,831
Common – Valero	25,769	20,788	50,440	40,319
Total limited partners’ distributions	38,156	31,014	74,686	60,150
DERs	7	5	13	10
Total cash distributions	$56,081	$42,111	$108,907	$80,154

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	NET INCOME PER LIMITED PARTNER UNIT

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

Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and six months ended June 30, 2018 and 2017, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the three and six months ended June 30, 2018 and 2017.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	General Partner	Limited Partners Common Units	Restricted Units	Total
Three Months Ended June 30, 2018:
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,122	$38,156	$—	$39,278
General partner’s IDRs	16,796	—	—	16,796
DERs	—	—	7	7
Distributions and DERs declared	17,918	38,156	7	56,081
Undistributed earnings	159	7,778	1	7,938
Net income available to limited partners – basic and diluted	$18,077	$45,934	$8	$64,019

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding		69,251
Net income per limited partner common unit – basic and diluted		$0.66

Three Months Ended June 30, 2017:
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$842	$31,014	$—	$31,856
General partner’s IDRs	10,250	—	—	10,250
DERs	—	—	5	5
Distributions and DERs declared	11,092	31,014	5	42,111
Undistributed earnings	327	16,002	3	16,332
Net income available to limited partners – basic and diluted	$11,419	$47,016	$8	$58,443

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding		68,157
Net income per limited partner common unit – basic and diluted		$0.69

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	General Partner	Limited Partners Common Units	Restricted Units	Total
Six Months Ended June 30, 2018:
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$2,178	$74,686	$—	$76,864
General partner’s IDRs	32,030	—	—	32,030
DERs	—	—	13	13
Distributions and DERs declared	34,208	74,686	13	108,907
Undistributed earnings	424	20,764	3	21,191
Net income available to limited partners – basic and diluted	$34,632	$95,450	$16	$130,098

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding		69,250
Net income per limited partner common unit – basic and diluted		$1.38

Six Months Ended June 30, 2017:
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,437	$60,150	$—	$61,587
General partner’s IDRs	18,557	—	—	18,557
DERs	—	—	10	10
Distributions and DERs declared	19,994	60,150	10	80,154
Undistributed earnings	892	35,527	7	36,426
Net income available to limited partners – basic and diluted	$20,886	$95,677	$17	$116,580

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding		67,912
Net income per limited partner common unit – basic and diluted		$1.41

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	PARTNERS’ CAPITAL

Unit Activity
Activity in the number of units was as follows:

	Limited Partners		General Partner Valero
	Common Unitholders Public	Common Unitholder Valero		Total
Balance as of December 31, 2016	21,738,692	45,687,271	1,375,721	68,801,684
Unit-based compensation	5,997	—	—	5,997
Units issued under ATM Program	742,897	—	—	742,897
General partner units issued to maintain 2% interest	—	—	15,602	15,602
Balance as of June 30, 2017	22,487,586	45,687,271	1,391,323	69,566,180

Balance as of December 31, 2017	22,487,586	46,768,586	1,413,391	70,669,563
Unit-based compensation	5,898	—	—	5,898
General partner units issued to maintain 2% interest	—	—	120	120
Balance as of June 30, 2018	22,493,484	46,768,586	1,413,511	70,675,581

ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). As of June 30, 2018, we have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available.

There were no issuances of common units under our ATM Program for the six months ended June 30, 2018. The table below summarizes activities of the common units issued under our ATM Program and general partner units issued to maintain the 2.0 percent general partner interest in the Partnership for the six months ended June 30, 2017 (in thousands, except unit amounts):

	Units Issued	Total Proceeds	Offering Costs	Net Proceeds
Common – public	742,897	$35,728	$517	$35,211
General partner	15,602	748	—	748

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

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Decrease (increase) in current assets:
Receivables – related party	$1,375	$1,450
Receivables	576	(216)
Prepaid expenses and other	37	366
Increase (decrease) in current liabilities:
Accounts payable	(2,763)	738
Accounts payable – related party	3,696	(655)
Accrued liabilities	(122)	(118)
Accrued liabilities – related party	(715)	(3,171)
Accrued interest payable	4,108	(304)
Accrued interest payable – related party	(84)	739
Taxes other than income taxes payable	(7)	437
Changes in current assets and current liabilities	$6,101	$(734)

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Interest paid	$21,641	$16,044
Income taxes paid	918	695
Noncash investing and financing activities that affected recognized assets or liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Decrease in accounts payable related to capital expenditures	$(1,718)	$(1,721)
Noncash capital contributions from Valero for capital projects	22,317	19,276

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the activities in the preceding table, noncash financing activities for the six months ended June 30, 2018 and 2017 included the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the grant of restricted units made to each of our three independent directors and the issuance of equity under our ATM Program, respectively, as described in Note 8.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in thousands):

	Fair Value Hierarchy	June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$100,094	$100,094	$42,052	$42,052
Financial liabilities:
Debt:
Revolver	Level 2	—	—	410,000	410,000
Senior Notes	Level 2	989,380	986,930	495,283	523,800
Notes payable – related party	Level 2	285,000	285,000	370,000	370,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q, including without limitation our disclosures below under the heading “OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “would,” “should,” “will,” “may,” and similar expressions.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the suspension, reduction, cessation, or termination of Valero’s obligation under our commercial agreements, omnibus agreement, and services and secondment agreement;

•	changes in global economic conditions on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s and our ability to remain in compliance with the terms of its and our outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined petroleum products;

•	our ability to obtain credit and financing on acceptable terms in light of uncertainty and illiquidity in credit and capital markets;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

•	changes in state and federal policies and regulations relating to tariffs, environmental, economic, health and safety, energy, and other matters;

•	legal or regulatory investigations, delays, or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined petroleum products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks, and refined petroleum products;

•	changes in the cost or availability of third-party vessels, pipelines, and other means of delivering and transporting crude oil, feedstocks, and refined petroleum products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Valero’s operations or the areas in which Valero markets its refined petroleum products;

•	seasonal variations in demand for refined petroleum products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Valero;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	political developments; and

•
other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2017, and in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, both of which are incorporated by reference herein.

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
OVERVIEW
2018 Developments
On March 29, 2018, we issued $500.0 million of 4.5 percent Senior Notes. Gross proceeds from the debt issuance totaled $498.3 million. As discussed in Note 4 of Condensed Notes to Consolidated Financial Statements, we used the proceeds to repay the outstanding balance of $410.0 million under the Revolver and $85.0 million of the outstanding balance under one of the Loan Agreements with Valero.

Second Quarter and First Six Months Results
We reported net income of $64.0 million in the second quarter of 2018 and $130.1 million in the first six months of 2018. This compares to net income of $58.4 million in the second quarter of 2017 and $116.6 million in the first six months of 2017.

The increase in net income of $5.6 million in the second quarter of 2018 compared to the second quarter of 2017 and $13.5 million in the first six months of 2018 compared to the first six months of 2017 was due primarily to an $11.1 million and $22.5 million increase, respectively, in operating income driven by contributions from our Port Arthur terminal and Parkway pipeline, which we acquired from Valero in November 2017, as further described in Note 2 of Condensed Notes to Consolidated Financial Statements. The increase in operating income was partially offset by a $5.7 million and $9.3 million increase, respectively, in interest and debt expense, net of capitalized interest that resulted from incremental borrowings of $380.0 million used to fund a portion of the amount paid to acquire the Port Arthur terminal and Parkway pipeline, as well as a higher effective interest rate in 2018 due to higher interest rates on our variable rate debt.
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

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the three and six months ended June 30, 2018 and 2017. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended June 30,
	2018	2017	Change
Revenues – related party:
Revenues from lease contracts	$108,251	$84,657	$23,594
Revenues from contracts with customer	26,376	25,888	488
Total revenues – related party	134,627	110,545	24,082
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below)	26,596	20,848	5,748
Cost of revenues from contracts with customer (excluding depreciation expense reflected below)	6,758	6,207	551
Depreciation expense associated with lease contracts	15,849	9,450	6,399
Depreciation expense associated with contracts with customer	3,016	3,055	(39)
General and administrative expenses	4,158	3,863	295
Total costs and expenses	56,377	43,423	12,954
Operating income	78,250	67,122	11,128
Other income, net	411	182	229
Interest and debt expense, net of capitalized interest	(14,271)	(8,551)	(5,720)
Income before income tax expense	64,390	58,753	5,637
Income tax expense	371	310	61
Net income	64,019	58,443	5,576
Less: General partner’s interest in net income	18,077	11,419	6,658
Limited partners’ interest in net income	$45,942	$47,024	$(1,082)

Net income per limited partner common unit – basic and diluted	$0.66	$0.69

Weighted-average limited partner common units outstanding – basic and diluted	69,251	68,157

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended June 30,
	2018	2017	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$30,307	$24,859	$5,448
Pipeline transportation throughput (BPD) (a)	1,032,687	1,003,320	29,367
Average pipeline transportation revenue per barrel (b)	$0.32	$0.27	$0.05

Terminaling:
Terminaling revenues	$102,393	$84,797	$17,596
Terminaling throughput (BPD)	3,561,961	2,852,182	709,779
Average terminaling revenue per barrel (b)	$0.32	$0.33	$(0.01)

Storage and other revenues	$1,927	$889	$1,038

Total revenues – related party	$134,627	$110,545	$24,082

Capital expenditures:
Maintenance	$2,613	$1,335	$1,278
Expansion	4,097	4,888	(791)
Total capital expenditures	$6,710	$6,223	$487

Other financial information:
Distribution declared per unit	$0.5510	$0.4550

Distribution declared:
Limited partner units – public	$12,394	$10,231
Limited partner units – Valero	25,769	20,788
General partner units – Valero	17,918	11,092
Total distribution declared	$56,081	$42,111
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Total revenues – related party increased $24.1 million, or 22 percent, in the second quarter of 2018 compared to the second quarter of 2017. The increase was due primarily to the following:

•
Revenues from a terminal and pipeline system acquired from Valero in November 2017. We generated revenues of $15.8 million and $6.1 million in the second quarter of 2018 from the operations of our Port Arthur terminal and Parkway pipeline, respectively. The volumes handled at and transported through these assets were the primary contributors to the increase in our overall terminaling and pipeline transportation throughput in the second quarter of 2018 compared to the second quarter of 2017. Average pipeline transportation revenue per barrel was higher in the second quarter of 2018 compared to the second quarter of 2017 due primarily to higher revenue per barrel generated by our Parkway pipeline compared to the average revenue per barrel generated by our other pipelines. Average terminaling revenue per barrel was lower in the second quarter of 2018 compared to the second quarter of 2017 due primarily to lower revenue per barrel generated by our Port Arthur terminal compared to the average revenue per barrel generated by our other terminals.

•
Incremental revenues from our DGD rail loading facility and storage tank placed in service in May 2017 and April 2018, respectively. Our DGD rail loading facility and new storage tank generated combined incremental revenues of $1.0 million in the second quarter of 2018 compared to the second quarter of 2017.

•
Incremental throughput at our Red River crude system acquired in January 2017. We generated incremental revenues of $1.0 million due to higher throughput at our Red River crude system in the second quarter of 2018 compared to the second quarter of 2017.

Total cost of revenues (excluding depreciation expense) increased $6.3 million, or 23 percent, in the second quarter of 2018 compared to the second quarter of 2017 due primarily to expenses of $3.8 million and $2.3 million related to the operations of our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.

Total depreciation expense increased $6.4 million, or 51 percent, in the second quarter of 2018 compared to the second quarter of 2017 due primarily to depreciation expense of $3.8 million and $2.0 million associated with the assets that compose our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
General and administrative expenses increased $295,000, or 8 percent, in the second quarter of 2018 compared to the second quarter of 2017 due primarily to incremental costs of $173,000 related to the management fee charged to us by Valero for additional services provided to us as a result of our acquisition of our Port Arthur terminal and Parkway pipeline, which were acquired in November 2017, and an increase of $122,000 in professional fees.
Interest and debt expense, net of capitalized interest increased $5.7 million, or 67 percent, in the second quarter of 2018 compared to the second quarter of 2017 due primarily to the following:

•
Incremental borrowings in connection with acquisitions. In connection with the acquisitions of the Port Arthur terminal and Parkway pipeline in November 2017, we borrowed $380.0 million under the Revolver. Interest expense on the incremental borrowings was $3.4 million in the second quarter of 2018.

•
Incremental interest expense on the 4.5 percent Senior Notes. In March 2018, we issued $500.0 million of 4.5 percent Senior Notes. We used the gross proceeds of $498.3 million to repay the outstanding balance of $410.0 million under the Revolver and $85.0 million on a portion of the outstanding balance under one of the Loan Agreements with Valero. The interest rate on the 4.5 percent Senior Notes is higher than the interest rates on the Revolver and the Loan Agreements with Valero, thereby increasing our effective interest rate in 2018. Incremental interest expense resulting from the 4.5 percent Senior Notes was approximately $1.4 million in the second quarter of 2018.

•
Higher interest rates in 2018. Borrowings under the Loan Agreements with Valero bear interest at variable rates. We incurred additional interest of $636,000 in the second quarter of 2018 on these borrowings due to higher interest rates in 2018 compared to 2017.

While the above describes the primary changes contributing to the $5.6 million increase in net income in the second quarter of 2018 compared to the second quarter of 2017, the limited partners’ interest in net income did not increase by an equal amount because of an increase in the general partner’s interest in net income. Our general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement). The distribution per unit related to the second quarter of 2018 and 2017 was $0.5510 and $0.4550, respectively; therefore, a higher percentage of our net income was allocated to the general partner in the second quarter of 2018 resulting in a decrease of $1.1 million in the limited partners’ interest in our net income in the second quarter of 2018 compared to the second quarter of 2017.

Results of Operations
(in thousands, except per unit amounts)

	Six Months Ended June 30,
	2018	2017	Change
Revenues – related party:
Revenues from lease contracts	$213,577	$165,769	$47,808
Revenues from contracts with customer	52,992	50,592	2,400
Total revenues – related party	266,569	216,361	50,208
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below)	51,114	39,368	11,746
Cost of revenues from contracts with customer (excluding depreciation expense reflected below)	13,541	11,232	2,309
Depreciation expense associated with lease contracts	31,438	18,480	12,958
Depreciation expense associated with contracts with customer	5,967	5,800	167
General and administrative expenses	8,270	7,693	577
Total costs and expenses	110,330	82,573	27,757
Operating income	156,239	133,788	22,451
Other income, net	793	246	547
Interest and debt expense, net of capitalized interest	(26,179)	(16,840)	(9,339)
Income before income tax expense	130,853	117,194	13,659
Income tax expense	755	614	141
Net income	130,098	116,580	13,518
Less: General partner’s interest in net income	34,632	20,886	13,746
Limited partners’ interest in net income	$95,466	$95,694	$(228)

Net income per limited partner common unit – basic and diluted	$1.38	$1.41

Weighted-average limited partner common units outstanding – basic and diluted	69,250	67,912

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Six Months Ended June 30,
	2018	2017	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$61,675	$48,034	$13,641
Pipeline transportation throughput (BPD) (a)	1,047,313	982,873	64,440
Average pipeline transportation revenue per barrel (b)	$0.33	$0.27	$0.06

Terminaling:
Terminaling revenues	$201,667	$167,303	$34,364
Terminaling throughput (BPD)	3,479,487	2,793,654	685,833
Average terminaling revenue per barrel (b)	$0.32	$0.33	$(0.01)

Storage and other revenues	$3,227	$1,024	$2,203

Total revenues – related party	$266,569	$216,361	$50,208

Capital expenditures:
Maintenance	$4,925	$3,373	$1,552
Expansion	8,158	11,867	(3,709)
Total capital expenditures	$13,083	$15,240	$(2,157)

Other financial information:
Distribution declared per unit	$1.0785	$0.8825

Distribution declared:
Limited partner units – public	$24,259	$19,841
Limited partner units – Valero	50,440	40,319
General partner units – Valero	34,208	19,994
Total distribution declared	$108,907	$80,154
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

Total revenues – related party increased $50.2 million, or 23 percent, in the first six months of 2018 compared to the first six months of 2017. The increase was due primarily to the following:

•
Revenues from a terminal and pipeline system acquired from Valero in November 2017. We generated revenues of $31.2 million and $12.6 million in the first six months of 2018 from the operations of our Port Arthur terminal and Parkway pipeline, respectively. The volumes handled at and transported through these assets were the primary contributors to the increase in our overall terminaling and pipeline transportation throughput in the first six months of 2018 compared to the first six months of 2017. Average pipeline transportation revenue per barrel was higher in the first six months of 2018 compared to the first six months of 2017 due primarily to higher revenue per barrel generated by our Parkway pipeline compared to the average revenue per barrel generated by our other pipelines. Average terminaling revenue per barrel was lower in the first six months of 2018 compared to the first six months of 2017 due primarily to lower revenue per barrel generated by our Port Arthur terminal compared to the average revenue per barrel generated by our other terminals.

•
Incremental revenues from our DGD rail loading facility and storage tank placed in service in May 2017 and April 2018, respectively. Our DGD rail loading facility and new storage tank generated combined incremental revenues of $2.2 million in the first six months of 2018 compared to the first six months of 2017.

•
Incremental throughput at our Red River crude system acquired in January 2017. We generated incremental revenues of $2.9 million due to higher throughput at our Red River crude system in the first six months of 2018 compared to the first six months of 2017.

Total cost of revenues (excluding depreciation expense) increased $14.1 million, or 28 percent, in the first six months of 2018 compared to the first six months of 2017. The increase was due primarily to expenses of $8.4 million and $4.5 million related to the operations of our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
Total depreciation expense increased $13.1 million, or 54 percent, in the first six months of 2018 compared to the first six months of 2017 due primarily to depreciation expense of $7.7 million and $4.1 million associated with the assets that compose our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
General and administrative expenses increased $577,000, or 8 percent, in the first six months of 2018 compared to the first six months of 2017 due primarily to incremental costs of $345,000 related to the management fee charged to us by Valero for additional services provided to us as a result of our acquisition of our Port Arthur terminal and Parkway pipeline, which were acquired in November 2017, and an increase of $202,000 in professional fees.
Interest and debt expense, net of capitalized interest increased $9.3 million, or 55 percent, in the first six months of 2018 compared to the first six months of 2017 due to the following:

•
Incremental borrowings in connection with acquisitions. In connection with the acquisitions of the Port Arthur terminal and Parkway pipeline in November 2017, we borrowed $380.0 million under the Revolver. Interest expense on the incremental borrowings was $6.3 million in the first six months of 2018.

•
Incremental interest expense on the 4.5 percent Senior Notes. In March 2018, we issued $500.0 million of 4.5 percent Senior Notes. We used the gross proceeds of $498.3 million to repay the outstanding balance of $410.0 million under the Revolver and $85.0 million on a portion of the outstanding balance under one of the Loan Agreements with Valero. The interest rate on the 4.5 percent Senior Notes is higher than the interest rates on the Revolver and the Loan Agreements with Valero, thereby increasing our effective interest rate in 2018. Incremental interest expense resulting from the 4.5 percent Senior Notes was approximately $1.4 million in the first six months of 2018.

•
Higher interest rates in 2018. Borrowings under the Revolver and the Loan Agreements with Valero bear interest at variable rates. We incurred additional interest of $1.4 million in the first six months of 2018 on these borrowings due to higher interest rates in 2018 compared to 2017.

While the above describes the primary changes contributing to the $13.5 million increase in net income in the first six months of 2018 compared to the first six months of 2017, the limited partners’ interest in net income did not increase by an equal amount because of an increase in the general partner’s interest in net income. Our general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement). The distribution per unit related to the first six months of 2018 and 2017 was $1.0785 and $0.8825, respectively; therefore, a higher percentage of our net income was allocated to the general partner in the first six months of 2018 resulting in a decrease of $228,000 in the limited partners’ interest in our net income in the first six months of 2018 compared to the first six months of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under the Revolver, and issuances of additional debt and equity securities under suitable market conditions. We may also enter into financing transactions with Valero in connection with acquisitions. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Our liquidity consisted of the following as of June 30, 2018 (in thousands):

	Facility Amount	Borrowings	Availability
Revolver	$750,000	$—	$750,000
Cash and cash equivalents	N/A	N/A	100,094
Total liquidity			$850,094

Revolver
The Revolver consists of aggregate commitments of $750.0 million and matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. As of June 30, 2018, we had no borrowings and no letters of credit outstanding under the Revolver. As a result, we had $750.0 million of available capacity.

ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our

“ATM Program”). As of June 30, 2018, we have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available. There were no issuances of common units under our ATM Program for the six months ended June 30, 2018.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$175,157	$140,982
Investing activities	(13,075)	(87,025)
Financing activities	(104,040)	(37,471)
Net increase (decrease) in cash and cash equivalents	$58,042	$16,486
Cash Flows for the Six Months Ended June 30, 2018
Our operations generated $175.2 million of cash in the first six months of 2018, driven primarily by net income of $130.1 million plus noncash adjustments (primarily for depreciation expense) of $39.0 million and a favorable change in working capital of $6.1 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 9 of Condensed Notes to Consolidated Financial Statements and mainly resulted from:

•	an increase in accrued interest payable of $4.1 million due primarily to interest expense incurred on our 4.5 percent Senior Notes, which is paid semi-annually on March 15 and September 15;

•
an increase in accounts payable – related party of $3.7 million attributable primarily to the timing of invoices from Valero for services provided by Valero to our general partner under our services and secondment agreement; partially offset by

•	a decrease in accounts payable of $2.8 million attributable primarily to liabilities assumed in connection with our acquisition of the Parkway pipeline in November 2017.

The $175.2 million of cash generated by our operations, along with $498.3 million in gross proceeds from the issuance of our 4.5 percent Senior Notes, were used mainly to:

•	make debt repayments of $495.0 million, of which $410.0 million and $85.0 million related to the Revolver and one of the Loan Agreements, respectively;

•	pay $102.9 million in cash distributions to limited partners and our general partner;

•	fund $13.1 million in capital expenditures; and

•	pay $4.5 million in debt issuance costs.

Cash Flows for the Six Months Ended June 30, 2017
Our operations generated $141.0 million of cash in the first six months of 2017, driven primarily by net income of $116.6 million plus noncash adjustments (primarily for depreciation expense) of $25.1 million and an unfavorable change in working capital of $734,000. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 9 of Condensed Notes to Consolidated Financial Statements and mainly resulted from:

•
a decrease in accrued liabilities – related party of $3.2 million due primarily to Valero’s use of deficiency payments that it had paid to us in previous periods associated with its minimum volume commitments to us; partially offset by

•
a decrease in accounts receivable – related party of $1.5 million due primarily to lower billings related to our Three Rivers terminal, which experienced lower volumes in the period as a result of planned maintenance at Valero’s Three Rivers Refinery;

•	an increase in accrued interest payable – related party of $739,000 due primarily to higher interest rates in 2017 on our Loan Agreements with Valero, which bear interest at variable rates; and

•	an increase in accounts payable of $738,000 due primarily to timing of project expenditures.

The $141.0 million of cash generated by our operations, along with $36.5 million in proceeds received in connection with the issuance of common units under our ATM Program, were used mainly to:

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
Our capital expenditures were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Maintenance	$4,925	$3,373
Expansion (a)	8,158	11,867
Total capital expenditures	$13,083	$15,240

(a) This table excludes amounts paid for our acquisitions. See Note 2 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.

Our capital expenditures in the first six months of 2018 were primarily for:

•	the construction of a new tank at our Meraux terminal;

•	the construction of a new tank at the St. Charles terminal to be used by DGD;

•	the construction of a new tank and improvement of assets at our Port Arthur products system; and

•	the upgrade of certain pipelines at our Collierville crude system that will enhance the flexibility of crude oil receipts and shipments.

Our capital expenditures in the first six months of 2017 were primarily for:

•	the construction of the DGD rail loading facility and a new tank at the St. Charles terminal; and

•	the construction of a new tank at our Port Arthur products system.

In addition to the above-mentioned capital expenditures, $22.3 million of capital projects were funded by Valero in the first six months of 2018 primarily related to our Port Arthur, St. Charles, Corpus Christi, Meraux, Three Rivers, McKee, and Houston terminals. Valero agreed to fund these projects in connection with our acquisition of these terminals from Valero.

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

Distributions
On July 23, 2018, the board of directors of our general partner declared a distribution of $0.5510 per unit applicable to the second quarter of 2018, which equates to $56.1 million in total distributions to unitholders of record as of August 3, 2018.
CONTRACTUAL OBLIGATIONS AND OTHER
Contractual Obligations
As of June 30, 2018, our contractual obligations included debt and notes payable – related party, operating lease obligations, purchase obligations, and other long-term liabilities. In March 2018, we (i) issued in a public offering $500.0 million aggregate principal amount of our 4.5 percent Senior Notes, (ii) made a debt repayment of $410.0 million related to the Revolver, and (iii) paid $85.0 million under one of the Loan Agreements with Valero. See Note 4 of Condensed Notes to Consolidated Financial Statements for further description of these activities. There were no other material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2018.

Regulatory Matters
Rate and Other Regulations
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act and Energy Policy Act. Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations. For more information on federal and state regulations affecting our business, please read our annual report on Form 10-K for the year ended

December 31, 2017 and the risk factor included in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018.
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
There were no significant changes to our environmental matters and compliance costs during the six months ended June 30, 2018.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2018, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2017 was filed.

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

	June 30, 2018
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$1,000,000	$1,000,000	$986,930
Average interest rate	—%	—%	—%	—%	—%	4.44%	4.44%
Variable rate	$—	$—	$285,000	$—	$—	$—	$285,000	$285,000
Average interest rate	—%	—%	3.48%	—%	—%	—%	3.48%

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$523,800
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$780,000	$—	$—	$—	$780,000	$780,000
Average interest rate	—%	—%	2.87%	—%	—%	—%	2.87%

(a) Excludes unamortized discount and deferred issuance costs.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no new proceedings or material developments in proceedings that we previously reported in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017, and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018.
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
Date: August 3, 2018