Form 10-Q
period 2018-09-30
VALERO ENERGY PARTNERS LP
filed 2018-11-05
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☑
The registrant had 69,262,070 common units representing limited partner interests and 1,413,511 general partner units outstanding as of October 31, 2018.

VALERO ENERGY PARTNERS LP

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$128,199	$42,052
Receivables – related party	46,434	46,496
Receivables	873	781
Prepaid expenses and other	659	720
Total current assets	176,165	90,049
Property and equipment, at cost	2,014,049	1,969,233
Accumulated depreciation	(599,611)	(552,817)
Property and equipment, net	1,414,438	1,416,416
Deferred charges and other assets, net	9,678	10,887
Total assets	$1,600,281	$1,517,352
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$18,400	$18,633
Accounts payable – related party	8,190	3,944
Accrued liabilities	801	1,007
Accrued liabilities – related party	304	1,128
Accrued interest payable	7,326	2,558
Accrued interest payable – related party	770	911
Taxes other than income taxes payable	7,283	5,141
Total current liabilities	43,074	33,322
Debt	989,694	905,283
Notes payable – related party	285,000	370,000
Other long-term liabilities	3,382	2,950
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders – public (22,493,484 and 22,487,586 units outstanding)	612,202	596,047
Common unitholder – Valero (46,768,586 and 46,768,586 units outstanding)	(328,500)	(382,652)
General partner – Valero (1,413,511 and 1,413,391 units outstanding)	(4,571)	(7,598)
Total partners’ capital	279,131	205,797
Total liabilities and partners’ capital	$1,600,281	$1,517,352

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues – related party:
Revenues from lease contracts	$112,078	$85,811	$325,655	$251,580
Revenues from contracts with customer	28,512	23,529	81,504	74,121
Total revenues – related party	140,590	109,340	407,159	325,701
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below) (a)	26,753	20,202	77,867	59,570
Cost of revenues from contracts with customer (excluding depreciation expense reflected below) (b)	6,176	6,276	19,717	17,508
Depreciation expense associated with lease contracts	15,946	9,288	47,384	27,768
Depreciation expense associated with contracts with customer	3,120	2,825	9,087	8,625
Other operating expenses	—	537	—	537
General and administrative expenses (c)	4,082	3,865	12,352	11,558
Total costs and expenses	56,077	42,993	166,407	125,566
Operating income	84,513	66,347	240,752	200,135
Other income, net	610	300	1,403	546
Interest and debt expense, net of capitalized interest (d)	(14,348)	(8,747)	(40,527)	(25,587)
Income before income tax expense	70,775	57,900	201,628	175,094
Income tax expense	426	311	1,181	925
Net income	70,349	57,589	200,447	174,169
Less: General partner’s interest in net income	18,203	13,037	52,835	33,923
Limited partners’ interest in net income	$52,146	$44,552	$147,612	$140,246

Net income per limited partner common unit – basic and diluted	$0.75	$0.65	$2.13	$2.06
Weighted-average limited partner common units outstanding – basic and diluted	69,251	68,163	69,250	67,997

Supplemental information – each income statement line item reflected below includes costs of revenues, expenses, or financing activities provided by related party as follows:
(a) Cost of revenues from lease contracts (excluding depreciation expense) – related party	$17,810	$14,469	$52,820	$43,184
(b) Cost of revenues from contracts with customer (excluding depreciation expense) – related party	$2,104	$2,005	$6,243	$5,058
(c) General and administrative expenses – related party	$3,361	$3,186	$10,083	$9,557
(d) Interest and debt expense – related party	$2,615	$2,579	$7,925	$7,029
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30, 2018
	Limited Partners		General Partner Valero	Total
	Common Unitholders Public	Common Unitholder Valero
Balance as of June 30, 2018	$607,611	$(347,174)	$(5,045)	$255,392
Net income	16,929	35,217	18,203	70,349
Noncash capital contributions from Valero Energy Corporation	—	9,226	189	9,415
Cash distributions to unitholders and distribution equivalent right payments ($0.5510 per unit)	(12,394)	(25,769)	(17,918)	(56,081)
Unit-based compensation	56	—	—	56
Balance as of September 30, 2018	$612,202	$(328,500)	$(4,571)	$279,131

	Three Months Ended September 30, 2017
	Limited Partners		General Partner Valero	Total
	Common Unitholders Public	Common Unitholder Valero
Balance as of June 30, 2017	$579,002	$(417,210)	$(8,651)	$153,141
Net income	14,690	29,862	13,037	57,589
Noncash capital contributions from Valero Energy Corporation	—	8,418	172	8,590
Cash distributions to unitholders and distribution equivalent right payments ($0.4550 per unit)	(10,231)	(20,788)	(11,092)	(42,111)
Unit-based compensation	51	—	—	51
Other	(76)	—	—	(76)
Balance as of September 30, 2017	$583,436	$(399,718)	$(6,534)	$177,184

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended September 30, 2018
	Limited Partners		General Partner Valero	Total
	Common Unitholders Public	Common Unitholder Valero
Balance as of December 31, 2017	$596,047	$(382,652)	$(7,598)	$205,797
Net income	47,921	99,691	52,835	200,447
Unit issuance	—	—	5	5
Transfers to (from) partners	3,730	(2,396)	(1,334)	—
Noncash capital contributions from Valero Energy Corporation	—	31,098	634	31,732
Cash distributions to unitholders and distribution equivalent right payments ($1.586 per unit)	(35,675)	(74,175)	(49,112)	(158,962)
Unit-based compensation	179	—	—	179
Other	—	(66)	(1)	(67)
Balance as of September 30, 2018	$612,202	$(328,500)	$(4,571)	$279,131

	Nine Months Ended September 30, 2017
	Limited Partners		General Partner Valero	Total
	Common Unitholders Public	Common Unitholder Valero
Balance as of December 31, 2016	$548,619	$(482,197)	$(10,598)	$55,824
Net income	46,001	94,245	33,923	174,169
Unit issuance	33,429	—	748	34,177
Transfers to (from) partners	(16,097)	19,816	(3,719)	—
Noncash capital contributions from Valero Energy Corporation	—	27,308	558	27,866
Cash distributions to unitholders and distribution equivalent right payments ($1.289 per unit)	(28,713)	(58,890)	(27,446)	(115,049)
Unit-based compensation	197	—	—	197
Balance as of September 30, 2017	$583,436	$(399,718)	$(6,534)	$177,184

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$200,447	$174,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	56,471	36,393
Changes in current assets and current liabilities	4,862	7,988
Changes in deferred charges and credits and other operating activities, net	2,448	1,269
Net cash provided by operating activities	264,228	219,819
Cash flows from investing activities:
Capital expenditures	(17,968)	(24,297)
Acquisition of undivided interest in Red River crude system	—	(71,793)
Other investing activities, net	8	142
Net cash used in investing activities	(17,960)	(95,948)
Cash flows from financing activities:
Proceeds from issuance of senior notes	498,300	—
Repayment of debt and note payable – related party	(495,000)	—
Payment of debt issuance costs	(4,464)	(492)
Proceeds from issuance of common units	—	35,728
Proceeds from issuance of general partner units	5	748
Payment of offering costs	—	(542)
Cash distributions to unitholders and distribution equivalent right payments	(158,962)	(115,049)
Net cash used in financing activities	(160,121)	(79,607)
Net increase in cash and cash equivalents	86,147	44,264
Cash and cash equivalents at beginning of period	42,052	71,491
Cash and cash equivalents at end of period	$128,199	$115,755

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
As used in this report, the terms “Partnership,” “we,” “our,” or “us” refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. Our “general partner” refers to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation (VLO), and “Valero” refers collectively to VLO and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.

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

Pending Merger with Valero
On October 18, 2018, we entered into a definitive Agreement and Plan of Merger (the Merger Agreement) (the Merger Agreement and the transactions contemplated thereby are referred to herein as the “Merger Transaction”) with VLO, Forest Merger Sub, LLC, a wholly owned subsidiary of Valero (Merger Sub), and our general partner pursuant to which Valero has agreed to acquire all of our outstanding common units not already owned by Valero. Under the Merger Agreement, the holders of such publicly traded common units will receive $42.25 in cash for each common unit without any interest thereon and all such publicly traded common units will automatically be canceled and cease to exist. Our incentive distribution rights and general partner interest, and our common units that are owned by Valero, will be unaffected by the Merger Transaction and will remain issued and outstanding with no consideration being delivered in respect thereof.

A wholly owned subsidiary of Valero which owns more than a majority of our common units has agreed to deliver, or cause to be delivered, a written consent approving the Merger Transaction. This written consent will constitute the requisite vote of our common units to approve the Merger Transaction and, as a result, we have not solicited and are not soliciting approval of the Merger Transaction by our common unitholders.

The Merger Agreement has been unanimously approved by the board of directors of our general partner, the conflicts committee of the board of directors of our general partner, and a special committee consisting of VLO directors who do not own any of our common units, which was given full power, authority and responsibility to review, evaluate, negotiate and approve the Merger Transaction, for and on behalf of the VLO board and VLO. The Merger Transaction will close as soon as possible following the satisfaction of certain customary closing conditions and upon the closing we will be a wholly owned subsidiary of Valero and will cease to be a publicly held partnership.

We will file with the Securities and Exchange Commission (the SEC) an information statement that will provide additional important information concerning the proposed Merger Transaction. Since the proposed Merger Transaction is a “going private” transaction under SEC rule 13e-3, we will also file with the SEC a transaction statement on Schedule 13E-3. After the information statement is cleared by the SEC, we will mail a definitive information statement to our common unitholders.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation
General
These unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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
In addition, certain amounts reported for the nine months ended September 30, 2017 and as of December 31, 2017 have been reclassified to conform to the 2018 presentation.
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
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

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or minimum throughput commitments. Payment is typically due in full within 10 days of receipt of billing, which occurs monthly. In the normal course of business, we do not have obligations for returns or refunds.

Accounting Pronouncements Adopted on January 1, 2018
Topic 606
As previously noted, we adopted the provisions of Topic 606 on January 1, 2018. Topic 606 clarifies the principles for recognizing revenue and supersedes previous revenue recognition requirements under “Revenue Recognition (Topic 605),” using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We elected to apply the transition guidance for Topic 606 to individual contracts with our customer that were not completed as of the date of adoption. There was no material impact to our financial position as a result of adopting Topic 606; therefore, there was no cumulative-effect adjustment to partners’ capital as of January 1, 2018. Additionally, there was no material impact to our financial position or results of operations as of and for the three and nine months ended September 30, 2018. See “Revenue Recognition” above for a discussion of our accounting policy affected by our adoption of Topic 606. Also see Note 5 for further information on our revenues.

ASU No. 2016-01
In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” (ASU No. 2016-01) to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. We adopted the provisions of ASU No. 2016-01 on January 1, 2018 using the cumulative-effect method of adoption as required by the ASU. The adoption of this ASU did not affect our financial position or our results of operations as of or for the three and nine months ended September 30, 2018, but it resulted in reduced disclosures as it eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.

Accounting Pronouncements Not Yet Adopted
Topic 842
In February 2016, the FASB issued “Leases (Topic 842),” (Topic 842) to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We will adopt this new standard on January 1, 2019, and we expect to use the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of partners’ capital at the date of adoption and apply the new disclosure requirements beginning in the period of adoption.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The new standard provides a number of optional practical expedients and we expect to elect the following:

•
Transition Elections. We expect to elect the package of practical expedients that permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs, as well as the practical expedient that permits us to not assess existing land easements under the new standard.

•
Lessee Accounting Policy Elections. We expect to elect the short-term lease recognition exemption whereby right-of-use (ROU) assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year, and the practical expedient to not separate lease and non-lease components for all classes of underlying assets other than the real estate asset class.

•
Lessor Accounting Policy Election. We expect to elect the practical expedient to account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets.

We are enhancing our contracting and lease evaluation systems and related processes, and we are developing a new lease accounting system to capture our leases and support the required disclosures. We have monitored and will continue to monitor the adoption process to ensure compliance with accounting and disclosure requirements. We also continue the integration of our lease accounting system with our general ledger, including the modifications to our related procurement and payment processes during the fourth quarter of 2018.

We anticipate this standard will have a material impact on (i) the recognition of ROU assets and lease liabilities on our balance sheet for our operating leases and (ii) the presentation of new disclosures about our leasing activities. However, we do not expect adoption to have a material impact on our results of operations or liquidity. We expect our accounting for leases in which we are the lessor to remain substantially unchanged.

ASU No. 2016-13
In June 2016, the FASB issued “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (ASU No. 2016-13) to improve financial reporting by requiring the immediate recognition of credit losses on financial instruments held by a reporting entity. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It also requires enhanced disclosures including qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual reporting periods, with early adoption permitted for annual periods beginning after December 15, 2018. The provisions of this ASU should be applied through a cumulative-effect adjustment to partners’ capital as of the beginning of the first reporting period in which this ASU is effective (i.e., the modified-retrospective approach). We expect to adopt ASU No. 2016-13 effective January 1, 2020 and we do not expect such adoption to affect our financial position or our results of operations.

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

Insurance Recoveries
During the three and nine months ended September 30, 2017, we experienced property damage losses and repair costs associated with Hurricane Harvey primarily at our Houston terminal and Port Arthur products system. As a result of these losses, we submitted claims under our insurance policies with Valero. The amount shown in our statements of income as other operating expenses reflects the uninsured portion of our losses. For the three and nine months ended September 30, 2017, we recognized $2.3 million of insurance recoveries, which were recorded as a reduction to other operating expenses.

4.	DEBT AND NOTES PAYABLE – RELATED PARTY
Debt
Debt, at stated values consisted of the following (in thousands):

	Maturity Date	September 30, 2018	December 31, 2017

Revolver	November 2020	$—	$410,000
Senior Notes, 4.375%	December 2026	500,000	500,000
Senior Notes, 4.5%	March 2028	500,000	—
Net unamortized discount and debt issuance costs		(10,306)	(4,717)
Debt		$989,694	$905,283

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 29, 2018, we repaid the outstanding balance of $410.0 million on the Revolver as discussed below. There was no activity related to the Revolver during the nine months ended September 30, 2017.

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

The 4.5 percent Senior Notes are unsecured and contain various customary restrictive covenants that, among other things, limit our ability to create or permit to exist liens, or to enter into any sale and leaseback transactions, with respect to principal properties, and limit our ability to merge or consolidate with any other entity or transfer or dispose of all or substantially all of our assets. These covenants are subject to a number of important qualifications and limitations. The 4.5 percent Senior Notes are not currently guaranteed by any of our subsidiaries. If in the future any of our subsidiaries becomes a borrower or guarantor under, or grants any lien to secure any obligations pursuant to, the Revolver, then we will cause such subsidiary to guarantee the 4.5 percent Senior Notes. Interest is payable semi-annually on March 15 and September 15, commencing on September 15, 2018.
Notes Payable – Related Party
We have two subordinated credit agreements with Valero (the Loan Agreements). Borrowings on the Loan Agreements bear interest at a variable rate, which was 3.6038 percent and 2.86069 percent as of September 30, 2018 and December 31, 2017, respectively.
On March 29, 2018, we paid down $85.0 million under one of the Loan Agreements. There was no activity under the Loan Agreements for the nine months ended September 30, 2017. The outstanding balance of these Loan Agreements was $285.0 million and $370.0 million as of September 30, 2018 and December 31, 2017, respectively.

Other Disclosures
Interest and debt expense, net of capitalized interest was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and debt expense incurred	$14,442	$8,912	$40,809	$25,957
Less: Capitalized interest	94	165	282	370
Interest and debt expense, net of capitalized interest	$14,348	$8,747	$40,527	$25,587

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	REVENUES
Disaggregation of Revenues
Revenues – related party disaggregated by activity type were as follows (in thousands):

	Pipeline Transportation	Terminaling	Storage and Other	Total
Three Months Ended September 30, 2018:
Revenues from lease contracts	$17,702	$93,874	$502	$112,078
Revenues from contracts with customer	13,861	13,215	1,436	28,512
Total revenues – related party	$31,563	$107,089	$1,938	$140,590

Three Months Ended September 30, 2017:
Revenues from lease contracts	$11,197	$74,476	$138	$85,811
Revenues from contracts with customer	11,845	10,681	1,003	23,529
Total revenues – related party	$23,042	$85,157	$1,141	$109,340

Nine Months Ended September 30, 2018:
Revenues from lease contracts	$53,584	$270,933	$1,138	$325,655
Revenues from contracts with customer	39,654	37,823	4,027	81,504
Total revenues – related party	$93,238	$308,756	$5,165	$407,159

Nine Months Ended September 30, 2017:
Revenues from lease contracts	$33,379	$217,793	$408	$251,580
Revenues from contracts with customer	37,697	34,667	1,757	74,121
Total revenues – related party	$71,076	$252,460	$2,165	$325,701

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Minimum lease revenues	$91,059	$70,588	$270,257	$208,859
Contingent lease revenues	21,019	15,223	55,398	42,721
Revenues from lease contracts	$112,078	$85,811	$325,655	$251,580

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Receivables from Contracts with Customer
Our receivables from contracts with our customer are included in receivables – related party. These balances were $9.1 million and $8.3 million as of September 30, 2018 and January 1, 2018, respectively.

Future Minimum Rentals and Remaining Performance Obligations
As of September 30, 2018, future minimum rentals to be received for operating leases (described above) having initial or remaining noncancelable lease terms in excess of one year are shown below under “Lease Contracts,” and future revenues expected to be recognized from our remaining performance obligations from contracts with our customer with an original expected duration of greater than one year are shown below under “Contracts with Customer” (in thousands):

	Lease Contracts	Contracts with Customer
Remainder of 2018	$91,060	$20,462
2019	361,282	81,215
2020	362,268	81,426
2021	361,282	81,215
2022	361,282	81,215
Thereafter	2,914,596	116,994
Total	$4,451,770	$462,527

Our lease contracts and our contracts with our customer contain annual inflation escalation clauses that are (i) deemed contingent rentals and variable consideration, respectively, and (ii) applied to the remainder of the contracts. The amounts presented above exclude any estimates for future rate changes due to these inflation rate escalations as prescribed by the contracts.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	CASH DISTRIBUTIONS AND NET INCOME PER LIMITED PARTNER COMMON UNIT
Cash Distributions
Our partnership agreement prescribes the amount and priority of cash distributions that our limited partners and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes information related to our quarterly cash distributions that have been declared since January 1, 2017:

Quarterly Period Ended	Total Quarterly Distribution (per unit)	Total Cash Distribution (in thousands)	Declaration Date	Record Date	Distribution Date
September 30, 2018	$0.5510	$56,081	October 18, 2018	November 1, 2018	November 9, 2018
June 30, 2018	0.5510	56,081	July 23, 2018	August 3, 2018	August 13, 2018
March 31, 2018	0.5275	52,826	April 19, 2018	May 1, 2018	May 9, 2018
December 31, 2017	0.5075	50,055	January 24, 2018	February 5, 2018	February 13, 2018
September 30, 2017	0.4800	46,242	October 19, 2017	November 1, 2017	November 9, 2017
June 30, 2017	0.4550	42,111	July 19, 2017	August 1, 2017	August 10, 2017
March 31, 2017	0.4275	38,043	April 20, 2017	May 2, 2017	May 11, 2017
December 31, 2016	0.4065	34,895	January 20, 2017	February 2, 2017	February 10, 2017

The Merger Agreement provides that prior to the closing of the Merger Transaction, our general partner may not declare, and we may not pay, any distribution other than the distribution of $0.551 per common unit that we declared for the third quarter of 2018 without the prior written consent of Valero. See Note 1 for further discussion of the Merger Transaction.

Net Income per Limited Partner Common Unit
We calculate net income available to limited partners based on the distributions pertaining to each period’s net income. After considering the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners, and other participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method. Participating securities include the general partner’s incentive distribution rights (IDRs) and awards under our Valero Energy Partners LP 2013 Incentive Compensation Plan that receive distribution equivalent right (DER) payments. However, the terms of our partnership agreement limit the general partner’s incentive distribution to the amount of available cash, which, as defined in our partnership agreement, is net of reserves deemed appropriate. As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings in the calculation of net income per limited partner common unit.

Basic net income per limited partner common unit is determined pursuant to the two-class method for master limited partnerships. The two-class method is an earnings allocation formula that is used to determine earnings to our general partner, common unitholders, and participating securities according to (i) distributions pertaining to each period’s net income and (ii) participation rights in undistributed earnings.

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Diluted net income per limited partner common unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the three and nine months ended September 30, 2018 and 2017, we used the two-class method to determine diluted net income per limited partner common unit. We did not have any potentially dilutive instruments outstanding during the three and nine months ended September 30, 2018 and 2017.

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Three Months Ended September 30, 2018
	General Partner	Limited Partners Common Units			Restricted Units	Total
		Public	Valero	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$1,122	$12,388	$25,769	$38,157	$—	$39,279
General partner’s IDRs	16,796	—	—	—	—	16,796
DERs	—	—	—	—	6	6
Distributions and DERs declared	17,918	12,388	25,769	38,157	6	56,081
Undistributed earnings	285	4,538	9,442	13,980	3	14,268
Net income available to limited partners – basic and diluted	$18,203	$16,926	$35,211	$52,137	$9	$70,349

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding				69,251
Net income per limited partner common unit – basic and diluted				$0.75

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2017
	General Partner	Limited Partners Common Units			Restricted Units	Total
		Public	Valero	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$925	$10,789	$22,449	$33,238	$—	$34,163
General partner’s IDRs	12,074	—	—	—	—	12,074
DERs	—	—	—	—	5	5
Distributions and DERs declared	12,999	10,789	22,449	33,238	5	46,242
Undistributed earnings	38	3,666	7,641	11,307	2	11,347
Net income available to limited partners – basic and diluted	$13,037	$14,455	$30,090	$44,545	$7	$57,589

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding				68,163
Net income per limited partner common unit – basic and diluted				$0.65

	Nine Months Ended September 30, 2018
	General Partner	Limited Partners Common Units			Restricted Units	Total
		Public	Valero	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$3,300	$36,634	$76,209	$112,843	$—	$116,143
General partner’s IDRs	48,826	—	—	—	—	48,826
DERs	—	—	—	—	19	19
Distributions and DERs declared	52,126	36,634	76,209	112,843	19	164,988
Undistributed earnings	709	11,279	23,465	34,744	6	35,459
Net income available to limited partners – basic and diluted	$52,835	$47,913	$99,674	$147,587	$25	$200,447

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding				69,250
Net income per limited partner common unit – basic and diluted				$2.13

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2017
	General Partner	Limited Partners Common Units			Restricted Units	Total
		Public	Valero	Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$2,362	$30,620	$62,768	$93,388	$—	$95,750
General partner’s IDRs	30,631	—	—	—	—	30,631
DERs	—	—	—	—	15	15
Distributions and DERs declared	32,993	30,620	62,768	93,388	15	126,396
Undistributed earnings	930	15,358	31,476	46,834	9	47,773
Net income available to limited partners – basic and diluted	$33,923	$45,978	$94,244	$140,222	$24	$174,169

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding				67,997
Net income per limited partner common unit – basic and diluted				$2.06

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	PARTNERS’ CAPITAL

Unit Activity
Activity in the number of units was as follows:

	Limited Partners		General Partner Valero	Total
	Common Unitholders Public	Common Unitholder Valero
Balance as of December 31, 2017	22,487,586	46,768,586	1,413,391	70,669,563
Unit-based compensation	5,898	—	—	5,898
General partner units issued to maintain 2% interest	—	—	120	120
Balance as of September 30, 2018	22,493,484	46,768,586	1,413,511	70,675,581

Balance as of December 31, 2016	21,738,692	45,687,271	1,375,721	68,801,684
Unit-based compensation	5,997	—	—	5,997
Units issued under ATM Program	742,897	—	—	742,897
General partner units issued to maintain 2% interest	—	—	15,602	15,602
Balance as of September 30, 2017	22,487,586	45,687,271	1,391,323	69,566,180

ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). As of September 30, 2018, we have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available.

There were no issuances of common units under our ATM Program for the nine months ended September 30, 2018. The table below summarizes activities of the common units issued under our ATM Program and general partner units issued to maintain the 2.0 percent general partner interest in the Partnership for the nine months ended September 30, 2017 (in thousands, except unit amounts):

	Units Issued	Total Proceeds	Offering Costs	Net Proceeds
Common – public	742,897	$35,728	$542	$35,186
General partner	15,602	748	—	748

If the Merger Transaction is consummated, our common units will no longer be publicly traded and, as a result, we would not expect issuances of additional common units under our ATM Program following the closing of the Merger Transaction. See Note 1 for further discussion of the Merger Transaction.

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

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Decrease (increase) in current assets:
Receivables – related party	$62	$894
Receivables	(92)	(225)
Prepaid expenses and other	61	512
Increase (decrease) in current liabilities:
Accounts payable	(5,154)	1,361
Accounts payable – related party	4,246	1,433
Accrued liabilities	(206)	(283)
Accrued liabilities – related party	(824)	(3,192)
Accrued interest payable	4,768	5,173
Accrued interest payable – related party	(141)	797
Taxes other than income taxes payable	2,142	1,518
Changes in current assets and current liabilities	$4,862	$7,988

Cash flows related to interest and income taxes paid were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Interest paid	$35,067	$19,136
Income taxes paid	918	695

VALERO ENERGY PARTNERS LP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncash investing and financing activities that affected recognized assets or liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Increase in accounts payable related to capital expenditures	$4,921	$2,424
Noncash capital contributions from Valero for capital projects	31,732	27,866
In addition to the activities in the preceding table, noncash financing activities for the nine months ended September 30, 2018 and 2017 included the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the grant of restricted units made to each of our three independent directors and the issuance of equity under our ATM Program, respectively, as described in Note 7.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the table below along with their associated fair values (in thousands):

	Fair Value Hierarchy	September 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$128,199	$128,199	$42,052	$42,052
Financial liabilities:
Debt:
Revolver	Level 2	—	—	410,000	410,000
Senior Notes	Level 2	989,694	983,810	495,283	523,800
Notes payable – related party	Level 2	285,000	285,000	370,000	370,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Form 10-Q, including without limitation our disclosures below under the heading “OUTLOOK,” includes forward-looking statements, including forward-looking statements regarding the Merger Agreement and the Merger Transaction that we entered into on October 18, 2018 with VLO, Merger Sub, and our general partner, pursuant to which Valero has agreed to acquire all of our outstanding common units not already owned by Valero as discussed in Note 1 of Condensed Notes to Consolidated Financial Statements. The safe harbor provisions under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 do not apply to forward-looking statements made or referred to in this Form 10-Q. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “would,” “should,” “will,” “may,” and similar expressions.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:

•	the risk that the potential Merger Transaction is not consummated on the expected time frame, or at all;

•
failure of closing conditions, delays in the consummation of the potential Merger Transaction and changes to business plans, as circumstances warrant, and other factors, many of which are difficult to control or predict, that could affect Valero’s or our ability to consummate the Merger Transaction;

•	the diversion of management in connection with the Merger Transaction;

•	the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement;

•	the suspension, reduction, cessation, or termination of Valero’s obligation under our commercial agreements, omnibus agreement, and services and secondment agreement;

•	changes in global economic conditions on Valero’s business and the business of its suppliers, customers, business partners, and credit lenders;

•	a material decrease in Valero’s profitability;

•	disruptions due to equipment interruption or failure at our facilities, Valero’s facilities, or third-party facilities on which our business or Valero’s business is dependent;

•	the risk of contract cancellation, non-renewal, or failure to perform by Valero’s customers, and Valero’s inability to replace such contracts and/or customers;

•	Valero’s and our ability to remain in compliance with the terms of its and our outstanding indebtedness;

•	the timing and extent of changes in commodity prices and demand for Valero’s refined petroleum products;

•	our ability to obtain credit and financing on acceptable terms in light of uncertainty and illiquidity in credit and capital markets;

•	actions of customers and competitors;

•	changes in our cash flows from operations;

•	changes in state and federal policies and regulations relating to tariffs, environmental, economic, health and safety, energy, and other matters;

•	legal or regulatory investigations, delays, or other factors beyond our control;

•	operational hazards inherent in refining operations and in transporting and storing crude oil and refined petroleum products;

•	earthquakes or other natural disasters affecting operations;

•	changes in capital requirements or in execution of planned capital projects;

•	the availability and costs of crude oil, other refinery feedstocks, and refined petroleum products;

•	changes in the cost or availability of third-party vessels, pipelines, and other means of delivering and transporting crude oil, feedstocks, and refined petroleum products;

•	direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war;

•	weather conditions affecting our or Valero’s operations or the areas in which Valero markets its refined petroleum products;

•	seasonal variations in demand for refined petroleum products;

•	adverse rulings, judgments, or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any accruals, which affect us or Valero;

•	risks related to labor relations and workplace safety;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	political developments; and

•
other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2017, in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, and in this Form 10-Q, each of which are incorporated by reference herein.

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

OVERVIEW
2018 Developments
Pending Merger with Valero
On October 18, 2018, we entered into the Merger Agreement with VLO, Merger Sub, and our general partner pursuant to which Valero has agreed to acquire all of our outstanding common units not already owned by Valero. Under the Merger Agreement, the holders of such publicly traded common units will receive $42.25 in cash for each common unit without any interest thereon and all such publicly traded common units will automatically be canceled and cease to exist. See Note 1 of Condensed Notes to Consolidated Financial Statements for further discussion of the Merger Transaction.

Senior Notes
On March 29, 2018, we issued $500.0 million of 4.5 percent Senior Notes. Gross proceeds from the debt issuance totaled $498.3 million. As discussed in Note 4 of Condensed Notes to Consolidated Financial Statements, we used the proceeds to repay the outstanding balance of $410.0 million under the Revolver and $85.0 million of the outstanding balance under one of the Loan Agreements with Valero.

Third Quarter and First Nine Months Results
We reported net income of $70.3 million in the third quarter of 2018 and $200.4 million in the first nine months of 2018. This compares to net income of $57.6 million in the third quarter of 2017 and $174.2 million in the first nine months of 2017.

The increase in net income of $12.8 million in the third quarter of 2018 compared to the third quarter of 2017 and $26.3 million in the first nine months of 2018 compared to the first nine months of 2017 was due primarily to an $18.2 million and $40.6 million increase, respectively, in operating income driven by contributions from our Port Arthur terminal and Parkway pipeline, which we acquired from Valero in November 2017, as further described in Note 2 of Condensed Notes to Consolidated Financial Statements. The increase in operating income was partially offset by a $5.6 million and $14.9 million increase, respectively, in interest and debt expense, net of capitalized interest that resulted from incremental borrowings of $380.0 million used to fund a portion of the amount paid to acquire the Port Arthur terminal and Parkway pipeline, as well as a higher effective interest rate in 2018 due to higher interest rates on our variable rate debt.
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

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the three and nine months ended September 30, 2018 and 2017. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Three Months Ended September 30,
	2018	2017	Change
Revenues – related party:
Revenues from lease contracts	$112,078	$85,811	$26,267
Revenues from contracts with customer	28,512	23,529	4,983
Total revenues – related party	140,590	109,340	31,250
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below)	26,753	20,202	6,551
Cost of revenues from contracts with customer (excluding depreciation expense reflected below)	6,176	6,276	(100)
Depreciation expense associated with lease contracts	15,946	9,288	6,658
Depreciation expense associated with contracts with customer	3,120	2,825	295
Other operating expenses	—	537	(537)
General and administrative expenses	4,082	3,865	217
Total costs and expenses	56,077	42,993	13,084
Operating income	84,513	66,347	18,166
Other income, net	610	300	310
Interest and debt expense, net of capitalized interest	(14,348)	(8,747)	(5,601)
Income before income tax expense	70,775	57,900	12,875
Income tax expense	426	311	115
Net income	70,349	57,589	12,760
Less: General partner’s interest in net income	18,203	13,037	5,166
Limited partners’ interest in net income	$52,146	$44,552	$7,594

Net income per limited partner common unit – basic and diluted	$0.75	$0.65

Weighted-average limited partner common units outstanding – basic and diluted	69,251	68,163

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Three Months Ended September 30,
	2018	2017	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$31,563	$23,042	$8,521
Pipeline transportation throughput (BPD) (a)	1,141,216	859,473	281,743
Average pipeline transportation revenue per barrel (b)	$0.30	$0.29	$0.01

Terminaling:
Terminaling revenues	$107,089	$85,157	$21,932
Terminaling throughput (BPD)	3,766,632	2,693,788	1,072,844
Average terminaling revenue per barrel (b)	$0.31	$0.34	$(0.03)

Storage and other revenues	$1,938	$1,141	$797

Total revenues – related party	$140,590	$109,340	$31,250

Capital expenditures:
Maintenance	$2,726	$921	$1,805
Expansion	2,159	8,136	(5,977)
Total capital expenditures	$4,885	$9,057	$(4,172)

Other financial information:
Distribution declared per unit	$0.5510	$0.4800

Distribution declared:
Limited partner common units – public	$12,394	$10,794
Limited partner common units – Valero	25,769	22,449
General partner units – Valero	17,918	12,999
Total distribution declared	$56,081	$46,242
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Total revenues – related party increased $31.3 million, or 29 percent, in the third quarter of 2018 compared to the third quarter of 2017. The increase was due primarily to the following:

•
Revenues from a terminal and pipeline system acquired from Valero in November 2017. We generated revenues of $16.4 million and $6.8 million in the third quarter of 2018 from the operations of our Port Arthur terminal and Parkway pipeline, respectively. The volumes handled at and transported through these assets were the primary contributors to the increase in our overall terminaling and pipeline transportation throughput in the third quarter of 2018 compared to the third quarter of 2017. Average pipeline transportation revenue per barrel was higher in the third quarter of 2018 compared to the third quarter of 2017 due primarily to higher revenue per barrel generated by our Parkway pipeline compared to the average revenue per barrel generated by our other pipelines. Average terminaling revenue per barrel was lower in the third quarter of 2018 compared to the third quarter of 2017 due primarily to lower revenue per barrel generated by our Port Arthur terminal compared to the average revenue per barrel generated by our other terminals.

•
Higher throughput volumes. We experienced a 12 percent increase in volumes handled at our other terminals in the third quarter of 2018 compared to the third quarter of 2017. The increase in volumes had a favorable impact to our operating revenues of $5.6 million in the third quarter of 2018.

We experienced a 23 percent increase in volumes handled at our other pipelines in the third quarter of 2018 compared to the third quarter of 2017. The increase in volumes had a favorable impact to our operating revenues of $1.8 million in the third quarter of 2018.

•
Incremental revenues from our DGD rail loading facility and storage tank placed in service in May 2017 and April 2018, respectively. Our DGD rail loading facility and new storage tank generated combined incremental revenues of $800,000 in the third quarter of 2018 compared to the third quarter of 2017.

Total cost of revenues (excluding depreciation expense) increased $6.5 million, or 24 percent, in the third quarter of 2018 compared to the third quarter of 2017 due primarily to expenses of $3.7 million and $1.9 million related to the operations of our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.

Total depreciation expense increased $7.0 million, or 57 percent, in the third quarter of 2018 compared to the third quarter of 2017 due primarily to depreciation expense of $3.8 million and $2.0 million associated with the assets that compose our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
Other operating expenses reflects the uninsured portion of our property damage losses and repair costs incurred in the third quarter of 2017 as a result of damages caused by Hurricane Harvey primarily at our Houston terminal and Port Arthur products system.
General and administrative expenses increased $217,000, or 6 percent, in the third quarter of 2018 compared to the third quarter of 2017 due primarily to incremental costs of $173,000 related to the management fee charged to us by Valero for additional services provided to us as a result of our acquisition of our Port Arthur terminal and Parkway pipeline, which were acquired in November 2017, and an increase of $139,000 in professional fees.

Interest and debt expense, net of capitalized interest increased $5.6 million, or 64 percent, in the third quarter of 2018 compared to the third quarter of 2017 due primarily to the following:

•
Incremental borrowings in connection with acquisitions. In connection with the acquisitions of the Port Arthur terminal and Parkway pipeline in November 2017, we borrowed $380.0 million under the Revolver. Interest expense on the incremental borrowings was $3.5 million in the third quarter of 2018.

•
Incremental interest expense on the 4.5 percent Senior Notes. In March 2018, we issued $500.0 million of 4.5 percent Senior Notes. We used the gross proceeds of $498.3 million to repay the outstanding balance of $410.0 million under the Revolver and $85.0 million on a portion of the outstanding balance under one of the Loan Agreements with Valero. The interest rate on the 4.5 percent Senior Notes is higher than the interest rates on the Revolver and the Loan Agreements with Valero, thereby increasing our effective interest rate in 2018. Incremental interest expense resulting from the 4.5 percent Senior Notes was approximately $1.1 million in the third quarter of 2018.

•
Higher interest rates in 2018. Borrowings under the Loan Agreements with Valero bear interest at variable rates. We incurred additional interest of $573,000 in the third quarter of 2018 on these borrowings due to higher interest rates in 2018 compared to 2017.

While the above describes the primary changes contributing to the $12.8 million, or 22 percent, increase in net income in the third quarter of 2018 compared to the third quarter of 2017, the limited partners’ interest in net income did not increase by an equal percentage because of an increase in the general partner’s interest in net income. Our general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement). The distribution per unit related to the third quarter of 2018 and 2017 was $0.5510 and $0.4800, respectively; therefore, a higher percentage of our net income was allocated to the general partner in the third quarter of 2018 resulting in a 3 percent decrease in the percentage of net income allocated to the limited partners in the third quarter of 2018 compared to the third quarter of 2017.

Results of Operations
(in thousands, except per unit amounts)

	Nine Months Ended September 30,
	2018	2017	Change
Revenues – related party:
Revenues from lease contracts	$325,655	$251,580	$74,075
Revenues from contracts with customer	81,504	74,121	7,383
Total revenues – related party	407,159	325,701	81,458
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below)	77,867	59,570	18,297
Cost of revenues from contracts with customer (excluding depreciation expense reflected below)	19,717	17,508	2,209
Depreciation expense associated with lease contracts	47,384	27,768	19,616
Depreciation expense associated with contracts with customer	9,087	8,625	462
Other operating expenses	—	537	(537)
General and administrative expenses	12,352	11,558	794
Total costs and expenses	166,407	125,566	40,841
Operating income	240,752	200,135	40,617
Other income, net	1,403	546	857
Interest and debt expense, net of capitalized interest	(40,527)	(25,587)	(14,940)
Income before income tax expense	201,628	175,094	26,534
Income tax expense	1,181	925	256
Net income	200,447	174,169	26,278
Less: General partner’s interest in net income	52,835	33,923	18,912
Limited partners’ interest in net income	$147,612	$140,246	$7,366

Net income per limited partner common unit – basic and diluted	$2.13	$2.06

Weighted-average limited partner common units outstanding – basic and diluted	69,250	67,997

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Nine Months Ended September 30,
	2018	2017	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$93,238	$71,076	$22,162
Pipeline transportation throughput (BPD) (a)	1,078,958	941,289	137,669
Average pipeline transportation revenue per barrel (b)	$0.32	$0.28	$0.04

Terminaling:
Terminaling revenues	$308,756	$252,460	$56,296
Terminaling throughput (BPD)	3,576,253	2,760,000	816,253
Average terminaling revenue per barrel (b)	$0.32	$0.34	$(0.02)

Storage and other revenues	$5,165	$2,165	$3,000

Total revenues – related party	$407,159	$325,701	$81,458

Capital expenditures:
Maintenance	$7,651	$4,294	$3,357
Expansion	10,317	20,003	(9,686)
Total capital expenditures	$17,968	$24,297	$(6,329)

Other financial information:
Distribution declared per unit	$1.6295	$1.3625

Distribution declared:
Limited partner common units – public	$36,653	$30,635
Limited partner common units – Valero	76,209	62,768
General partner units – Valero	52,126	32,993
Total distribution declared	$164,988	$126,396
____________________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day by the number of days in the period.

Total revenues – related party increased $81.5 million, or 25 percent, in the first nine months of 2018 compared to the first nine months of 2017. The increase was due primarily to the following:

•
Revenues from a terminal and pipeline system acquired from Valero in November 2017. We generated revenues of $47.5 million and $19.3 million in the first nine months of 2018 from the operations of our Port Arthur terminal and Parkway pipeline, respectively. The volumes handled at and transported through these assets were the primary contributors to the increase in our overall terminaling and pipeline transportation throughput in the first nine months of 2018 compared to the first nine months of 2017. Average pipeline transportation revenue per barrel was higher in the first nine months of 2018 compared to the first nine months of 2017 due primarily to higher revenue per barrel generated by our Parkway pipeline compared to the average revenue per barrel generated by our other pipelines. Average terminaling revenue per barrel was lower in the first nine months of 2018 compared to the first nine months of 2017 due primarily to lower revenue per barrel generated by our Port Arthur terminal compared to the average revenue per barrel generated by our other terminals.

•
Higher throughput volumes. We experienced a 3 percent increase in volumes handled at our other terminals in the first nine months of 2018 compared to the first nine months of 2017. The increase in volumes had a favorable impact to our operating revenues of $8.8 million in the first nine months of 2018.

•
Incremental revenues from our DGD rail loading facility and storage tank placed in service in May 2017 and April 2018, respectively. Our DGD rail loading facility and new storage tank generated combined incremental revenues of $3.0 million in the first nine months of 2018 compared to the first nine months of 2017.

Total cost of revenues (excluding depreciation expense) increased $20.5 million, or 27 percent, in the first nine months of 2018 compared to the first nine months of 2017. The increase was due primarily to expenses of $12.0 million and $6.5 million related to the operations of our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
Total depreciation expense increased $20.1 million, or 55 percent, in the first nine months of 2018 compared to the first nine months of 2017 due primarily to depreciation expense of $11.4 million and $6.1 million associated with the assets that compose our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
Other operating expenses reflects the uninsured portion of our property damage losses and repair costs incurred in the first nine months of 2017 as a result of damages caused by Hurricane Harvey primarily at our Houston terminal and Port Arthur products system.
General and administrative expenses increased $794,000, or 7 percent, in the first nine months of 2018 compared to the first nine months of 2017 due primarily to incremental costs of $518,000 related to the management fee charged to us by Valero for additional services provided to us as a result of our acquisition of our Port Arthur terminal and Parkway pipeline, which were acquired in November 2017, and an increase of $340,000 in professional fees.

Interest and debt expense, net of capitalized interest increased $14.9 million, or 58 percent, in the first nine months of 2018 compared to the first nine months of 2017 due to the following:

•
Incremental borrowings in connection with acquisitions. In connection with the acquisitions of the Port Arthur terminal and Parkway pipeline in November 2017, we borrowed $380.0 million under the Revolver. Interest expense on the incremental borrowings was $9.7 million in the first nine months of 2018.

•
Incremental interest expense on the 4.5 percent Senior Notes. In March 2018, we issued $500.0 million of 4.5 percent Senior Notes. We used the gross proceeds of $498.3 million to repay the outstanding balance of $410.0 million under the Revolver and $85.0 million on a portion of the outstanding balance under one of the Loan Agreements with Valero. The interest rate on the 4.5 percent Senior Notes is higher than the interest rates on the Revolver and the Loan Agreements with Valero, thereby increasing our effective interest rate in 2018. Incremental interest expense resulting from the 4.5 percent Senior Notes was approximately $2.5 million in the first nine months of 2018.

•
Higher interest rates in 2018. Borrowings under the Revolver and the Loan Agreements with Valero bear interest at variable rates. We incurred additional interest of $2.0 million in the first nine months of 2018 on these borrowings due to higher interest rates in 2018 compared to 2017.

While the above describes the primary changes contributing to the $26.3 million, or 15 percent, increase in net income in the first nine months of 2018 compared to the first nine months of 2017, the limited partners’ interest in net income did not increase by an equal percentage because of an increase in the general partner’s interest in net income. Our general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the cash we distribute from operating surplus (as defined in our partnership agreement). The distribution per unit related to the first nine months of 2018 and 2017 was $1.6295 and $1.3625, respectively; therefore, a higher percentage of our net income was allocated to the general partner in the first nine months of 2018 resulting in an 7 percent decrease in the percentage of net income allocated to the limited partners in the first nine months of 2018 compared to the first nine months of 2017.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under the Revolver. In the event the Merger Transaction is not consummated, we may also issue additional debt and equity securities under suitable market conditions, or enter into financing transactions with Valero. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make the quarterly cash distribution for the third quarter of 2018.

Our liquidity consisted of the following as of September 30, 2018 (in thousands):

	Facility Amount	Borrowings	Availability
Revolver	$750,000	$—	$750,000
Cash and cash equivalents	N/A	N/A	128,199
Total liquidity			$878,199

Revolver
The Revolver consists of aggregate commitments of $750.0 million and matures in November 2020. We have the option to increase the aggregate commitments under the Revolver to $1.0 billion, subject to certain restrictions. The Revolver also provides for the issuance of letters of credit of up to $100.0 million. As of September 30, 2018, we had no borrowings and no letters of credit outstanding under the Revolver. As a result, we had $750.0 million of available capacity.

ATM Program
On September 16, 2016, we entered into an equity distribution agreement pursuant to which we may offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). As of September 30, 2018, we have sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available. There were no issuances of common units under our ATM Program for the nine months ended September 30, 2018. If the Merger Transaction is consummated, our common units will no longer be publicly traded and, as a result, we would not expect issuances of additional common units under our ATM Program or otherwise to provide a source of liquidity following the closing of the Merger Transaction. See Note 1 of Condensed Notes to Consolidated Financial Statements for further discussion of the Merger Transaction.
Cash Flows Summary
Components of our cash flows are set forth below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$264,228	$219,819
Investing activities	(17,960)	(95,948)
Financing activities	(160,121)	(79,607)
Net increase in cash and cash equivalents	$86,147	$44,264
Cash Flows for the Nine Months Ended September 30, 2018
Our operations generated $264.2 million of cash in the first nine months of 2018, driven primarily by net income of $200.4 million plus noncash adjustments (primarily for depreciation expense) of $58.9 million and a favorable change in working capital of $4.9 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 8 of Condensed Notes to Consolidated Financial Statements and mainly resulted from:

•
an increase in accrued interest payable of $4.6 million due primarily to interest expense incurred on $500.0 million of 4.375 percent notes due December 2026 (4.375 percent Senior Notes), which is paid semi-annually on June 15 and December 15;

•
an increase in accounts payable – related party of $4.2 million attributable primarily to the timing of invoices from Valero for services provided by Valero to our general partner under our services and secondment agreement; partially offset by

•
a decrease in accounts payable of $5.2 million attributable primarily to the timing of project expenditures and liabilities assumed in connection with our acquisition of the Parkway pipeline in November 2017.

The $264.2 million of cash generated by our operations, along with $498.3 million in gross proceeds from the issuance of our 4.5 percent Senior Notes, were used mainly to:

•	make debt repayments of $495.0 million, of which $410.0 million and $85.0 million related to the Revolver and one of the Loan Agreements, respectively;

•	pay $159.0 million in cash distributions to limited partners and our general partner;

•	fund $18.0 million in capital expenditures; and

•	pay $4.5 million in debt issuance costs.

Cash Flows for the Nine Months Ended September 30, 2017
Our operations generated $219.8 million of cash in the first nine months of 2017, driven primarily by net income of $174.2 million plus noncash adjustments (primarily for depreciation expense) of $37.6 million and a favorable change in working capital of $8.0 million. See “RESULTS OF OPERATIONS” for further discussion of our operations. The change in our working capital is further described in Note 8 of Condensed Notes to Consolidated Financial Statements and mainly resulted from:

•	an increase in accrued interest payable of $6.0 million due primarily to the interest expense incurred on our 4.375 percent Senior Notes, which is paid semi-annually on June 15 and December 15;

•	an increase in accounts payable of $1.4 million due primarily to the timing of project expenditures;

•
an increase in accounts payable – related party of $1.4 million attributable primarily to the timing of invoices from Valero for services provided to our general partner under our amended and restated services and secondment agreement; partially offset by

•
a decrease in accrued liabilities – related party of $3.1 million due to Valero’s use of deficiency payments that it had paid to us in previous periods associated with its minimum volume commitments to us.

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

Our capital expenditures were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Maintenance	$7,651	$4,294
Expansion (a)	10,317	20,003
Total capital expenditures	$17,968	$24,297

(a) This table excludes amounts paid for our acquisitions. See Note 2 of Condensed Notes to Consolidated Financial Statements for further discussion of our acquisitions.
Our capital expenditures in the first nine months of 2018 were primarily for:

•	the construction of a new tank at our Meraux terminal;

•	the construction of a new tank at the St. Charles terminal to be used by DGD;

•	the construction of a new tank and improvement of assets at our Port Arthur products system;

•	the upgrade of certain pipelines at our Collierville crude system that will enhance the flexibility of crude oil receipts and shipments; and

•	the improvement of assets at our Three Rivers terminal.

Our capital expenditures in the first nine months of 2017 were primarily for:

•	the construction of the DGD rail loading facility and a new tank at the St. Charles terminal;

•	the construction of a new tank at our Port Arthur products system; and

•	the improvement of assets at our Corpus Christi terminals.

In addition to the above-mentioned capital expenditures, $31.7 million of capital projects were funded by Valero in the first nine months of 2018 primarily related to our Port Arthur, St. Charles, Corpus Christi, Meraux, Houston, Three Rivers, and McKee terminals. Valero agreed to fund these projects in connection with our acquisition of these terminals from Valero.

For 2018, we expect our capital expenditures to range from $30.0 million to $40.0 million. Our estimate consists of approximately $15.0 million to $20.0 million for maintenance capital expenditures and approximately $15.0 million to $20.0 million for expansion capital expenditures. We continuously evaluate our capital budget and make changes as conditions warrant. We anticipate that these capital expenditures will be funded from cash flows from operations. The foregoing capital expenditure estimate does not include any amounts related to strategic acquisitions that may occur.

Distributions
In the first nine months of 2018, we paid cash distributions of $159.0 million to our limited partners and our general partner that included distributions declared for the fourth quarter of 2017, the first quarter of 2018, and the second quarter of 2018.
On October 18, 2018, the board of directors of our general partner declared a distribution of $0.5510 per unit applicable to the third quarter of 2018, which equates to $56.1 million in total distributions to unitholders of record as of November 1, 2018.

The Merger Agreement provides that prior to the closing of the Merger Transaction, our general partner may not declare, and we may not pay, any distribution other than the distribution of $0.551 per common unit that we declared for the third quarter of 2018 without the prior written consent of Valero. See Note 1 of Condensed Notes to Consolidated Financial Statements for further discussion of the Merger Transaction.

CONTRACTUAL OBLIGATIONS AND OTHER
Contractual Obligations
As of September 30, 2018, our contractual obligations included debt and notes payable – related party, operating lease obligations, purchase obligations, and other long-term liabilities. In March 2018, we (i) issued in a public offering $500.0 million aggregate principal amount of our 4.5 percent Senior Notes, (ii) made a debt repayment of $410.0 million related to the Revolver, and (iii) paid $85.0 million under one of the Loan Agreements with Valero. See Note 4 of Condensed Notes to Consolidated Financial Statements for further description of these activities. There were no other material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2018.

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
There were no significant changes to our environmental matters and compliance costs during the nine months ended September 30, 2018.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2018, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2017 was filed.

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

	September 30, 2018
	Expected Maturity Dates
	Remainder of 2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$1,000,000	$1,000,000	$983,810
Average interest rate	—%	—%	—%	—%	—%	4.44%	4.44%
Variable rate	$—	$—	$285,000	$—	$—	$—	$285,000	$285,000
Average interest rate	—%	—%	3.60%	—%	—%	—%	3.60%

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$523,800
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$780,000	$—	$—	$—	$780,000	$780,000
Average interest rate	—%	—%	2.87%	—%	—%	—%	2.87%

(a) Excludes unamortized discount and deferred issuance costs.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017, and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018.
The Merger Transaction may not be consummated, which may cause the market price of our common units to decline.
The Merger Agreement contains conditions, some of which are beyond the parties’ control, such as any required regulatory approvals and the absence of injunctions or rulings prohibiting consummation of the Merger Transaction, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger Transaction not occurring, even though Valero may have delivered, or have been ready, willing and able to deliver, a written consent approving the Merger Transaction. We cannot predict with certainty whether and when any of the conditions to the completion of the Merger Transaction will be satisfied. If the Merger Transaction does not occur, the market price of our common units may decline.

If the Merger Transaction with Valero does not close, we will not benefit from the expenses we have incurred in the pursuit of the Merger Transaction.
The Merger Transaction with Valero may not be completed. If the Merger Transaction is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us. We currently expect to incur merger-related expenses consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the Merger Transaction is not completed.
The Merger Agreement limits our ability to make distributions to our unitholders.
The Merger Agreement provides that prior to the closing of the Merger Transaction, our general partner may not declare, and we may not pay, any distribution other than the distribution of $0.551 per common unit that we declared for the third quarter of 2018 without the prior written consent of Valero. Our partnership agreement does not require us to make distributions to partners. Valero is under no obligation to consent to any future distributions and, even if Valero were to provide such consent, there is no guarantee as to whether our general partner will declare distributions to our unitholders.
We may be subject to lawsuits relating to the Merger Transaction, which could materially adversely affect our operations and financial condition or prevent or delay completion of the Merger Transaction.
Our directors and officers may be subject to lawsuits relating to the Merger. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our operations and financial condition. In addition, the attention of our management may be diverted to the Merger Transaction and related lawsuits rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

One of the conditions to consummating the Merger Transaction is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger Transaction has been issued by any court or governmental entity of competent jurisdiction in the U.S. Consequently, if any lawsuit is filed challenging the Merger Transaction and is successful in obtaining an injunction preventing the parties to the Merger Agreement from consummating the Merger Transaction, such injunction may prevent the Merger Transaction from being completed in the expected timeframe, or at all.

Failure to complete, or significant delays in completing, the Merger Transaction with Valero could negatively affect the trading price of our common units and our future business and financial results.
The Merger Transaction with Valero is a taxable transaction and the resulting tax liability of our common unitholders, if any, will depend on each such common unitholder’s particular situation.
The receipt of cash as merger consideration in exchange for our publicly traded common units in the Merger Transaction will be treated as a taxable sale by such common unitholders for U.S. federal income tax purposes. The amount of ordinary income and capital gain or loss recognized by each common unitholder in the Merger Transaction will vary depending on each common unitholder’s particular situation, including the amount of cash received by the common unitholder as consideration in the Merger Transaction, the adjusted tax basis of the common units exchanged by the common unitholder in the Merger Transaction, the amount of depreciation and amortization deductions previously allocated to the common unitholder and the amount of any suspended passive losses that may be available to the common unitholder in respect of its common units to offset a portion of any gain recognized by the common unitholder.

While the Merger Agreement with Valero is in effect, we may be limited in our ability to pursue other attractive business opportunities.
Valero is interested only in acquiring our publicly traded common units and is not interested in selling the common units or general partner interest in us that it owns. Therefore, even if a proposal or offer to acquire our assets or equity interests were to materialize, Valero, which indirectly owns approximately 67.5 percent of our common units, and has a majority position on the board of directors of our general partner, would likely decide not to vote or tender its common units or general partner interest in favor of any such transaction and recommend against approval of such transactions by our common unitholders.

We have also agreed to refrain from taking certain actions with respect to our business and financial affairs pending completion of the Merger Transaction or termination of the Merger Agreement. These restrictions could be in effect for an extended period of time if completion of the Merger Transaction is delayed.

In addition to the economic costs associated with pursuing a merger, our management continues to devote substantial time and other resources to the proposed Merger Transaction and related matters, which could limit our ability to pursue other attractive business opportunities, including potential joint ventures, standalone projects and other transactions. If we are unable to pursue such other attractive business opportunities, our growth prospects and the long-term strategic position of our business could be adversely affected.

ITEM 6. EXHIBITS

Exhibit No.	Description

+2.01
Agreement and Plan of Merger, dated as of October 18, 2018, by and among Valero Energy Corporation, Forest Merger Sub, LLC, Valero Energy Partners LP and Valero Energy Partners GP LLC–incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated and filed October 18, 2018 (SEC File No. 1-36232).

10.01
Support Agreement, dated as of October 18, 2018, by and between Valero Energy Partners LP and Valero Terminaling and Distribution Company–incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated October 18, 2018 (SEC File No. 1-36232).

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

+
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Valero Energy Partners LP agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.

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
Date: November 5, 2018