Form 10-K
period 2018-12-31
VALERO ENERGY PARTNERS LP
filed 2019-02-25
CIK 1583103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code: (210) 345-2000
Securities registered pursuant to Section 12(b) of the Act: None.
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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common units held by non-affiliates was approximately $856.3 million based on the last sales price quoted as of June 29, 2018 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
The registrant had 46,768,586 common units and 1,413,511 general partner units outstanding as of January 31, 2019, all of which were held by wholly owned subsidiaries of Valero Energy Corporation, an affiliate of the registrant.
The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction (I)(2) of Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

References in this report to “Partnership,” “we,” “our,” “us,” or similar terms refer to Valero Energy Partners LP, one or more of its subsidiaries, or all of them taken as a whole. References to our “general partner” refer to Valero Energy Partners GP LLC, an indirect wholly owned subsidiary of Valero Energy Corporation (VLO). References in this report to “Valero” refer collectively to VLO and its subsidiaries, other than Valero Energy Partners LP, any of its subsidiaries, or its general partner.
PART I
ITEMS 1 & 2. BUSINESS and PROPERTIES
BUSINESS
Overview
Valero Energy Partners LP is a Delaware limited partnership formed in July 2013 by Valero. On December 16, 2013, we completed our initial public offering of common units representing limited partner interests. Until January 10, 2019, our common units were listed on the New York Stock Exchange (NYSE) under the trading symbol “VLP.” Our offices are located at One Valero Way, San Antonio, Texas 78249.
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
We were formed to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other logistics assets. We generate revenues from fee-based transportation and terminaling activities to transport and store crude oil and refined petroleum products using our pipelines and terminals under commercial agreements with Valero, which are described below under “—Our Commercial Agreements with Valero” and in Note 4 of Notes to Consolidated Financial Statements.
As of December 31, 2018, our assets consisted of crude oil and refined petroleum products pipeline and terminal systems in the U.S. Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries.
Recent Developments
On January 10, 2019, pursuant to that certain Agreement and Plan of Merger, dated as of October 18, 2018 (the Merger Agreement), by and among VLO, Forest Merger Sub, LLC, an indirect wholly owned subsidiary of VLO (Merger Sub), Valero Energy Partners LP, and Valero Energy Partners GP LLC, Merger Sub merged with and into the Partnership (the Merger), with the Partnership surviving and continuing to exist as a Delaware limited partnership.

Under the terms of the Merger Agreement, at the effective time of the Merger (the Effective Time), subject to the terms and conditions set forth in the Merger Agreement, each of the common units representing limited partner interests in the Partnership, other than common units owned by Valero, was converted into the right to receive $42.25 per common unit in cash without any interest thereon, and all such publicly traded common units were automatically canceled and ceased to exist. Upon completion of the Merger, Valero paid aggregate merger consideration of $950.0 million. The Partnership’s incentive distribution rights (IDRs), general partner interest, and common units owned by Valero were unaffected by the Merger and no consideration was delivered in respect thereof.

On January 10, 2019, in connection with the completion of the Merger, the NYSE filed with the SEC a notification of removal from listing on Form 25 to delist and deregister the common units under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and suspended trading of the common units on the NYSE prior to the opening of trading on January 10, 2019. On January 22, 2019, the Partnership filed with the SEC a Form 15 suspending the Partnership’s reporting obligations under Section 13 and Section 15(d) of the Exchange Act.
Our Commercial Agreements with Valero
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
Our Assets and Operations
The following sections describe our assets and the related services that we provide. Our operations are conducted solely in the U.S. See Part II, Item 8., “Financial Statements and Supplementary Data” for financial information about our operations and assets.

Pipelines
The following table summarizes information with respect to our pipelines:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Ardmore logistics system
Hewitt segment of Red River crude oil pipeline	16	138	60(a)	crude oil	Ardmore	Plains Red River, Plains Cushing
Wynnewood refined products pipeline	12	30	90	refined petroleum products	Ardmore	Magellan Central
McKee logistics system
McKee crude system	multiple segments	145	72	crude oil	McKee	—
McKee products system
McKee to El Paso pipeline	10	408	21(b)	refined petroleum products	McKee	—
SFPP pipeline connection	16, 8	12	33(c)	refined petroleum products	McKee	Kinder Morgan SFPP System
Memphis logistics system(d)
Collierville crude system
Collierville pipeline	10-20	52	210	crude oil	Memphis	Capline; Diamond (e)
Memphis products system
Memphis Airport pipeline system	6	11	20	jet fuel	Memphis	Memphis International Airport
Shorthorn pipeline system	14, 12	9	120	refined petroleum products	Memphis	Exxon Memphis
Port Arthur logistics system
Lucas crude system
Lucas pipeline	30	12	400	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
Nederland pipeline	32	5	600	crude oil	Port Arthur	Sunoco Logistics Nederland
Port Arthur products system
12-10 pipeline	12, 10	13	60	refined petroleum products	Port Arthur	Sunoco Logistics MagTex; Enterprise TE Products, Enterprise Beaumont
20-inch diesel pipeline	20	3	216	diesel	Port Arthur	Explorer; Colonial
20-inch gasoline pipeline	20	4	144	gasoline	Port Arthur	Explorer; Colonial
St. Charles logistics system
Parkway pipeline	16	140	110	refined petroleum products	St. Charles	Plantation; Colonial
Three Rivers logistics system
Three Rivers crude system	12	3	110	crude oil	Three Rivers	Harvest Arrowhead; Plains Gardendale; EOG Eagle Ford West
_______________________

(a)	Capacity shown represents our 40 percent undivided interest in the pipeline segment. Total capacity for the pipeline segment is 150,000 barrels per day.

(b)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline. Total capacity for the pipeline is 63,000 barrels per day.

(c)	Capacity shown represents our 33⅓ percent undivided interest in the pipeline connection. Total capacity for the pipeline connection is 98,400 barrels per day.

(d)	Portions of our Memphis logistics system pipelines are owned by MLGW, but they are operated and maintained exclusively by us under long-term arrangements with MLGW.

(e)	The Diamond pipeline is owned 50 percent by Valero and 50 percent by Plains All American Pipeline, L.P.

Terminals
The following table summarizes information with respect to our terminals:

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Ardmore logistics system
Hewitt Station tanks	300	—	crude oil	Ardmore	Plains Red River
Wynnewood terminal	180	—	refined petroleum products	Ardmore	Magellan Central
Corpus Christi logistics system
Corpus Christi East terminal	6,241	—	crude oil and refined petroleum products	Corpus Christi East	Eagle Ford Pipeline LLC; NuStar North Beach terminal, Eagle Ford pipelines & South Texas pipeline network
Corpus Christi West terminal	3,835	—	crude oil and refined petroleum products	Corpus Christi West	(same as Corpus Christi East terminal)
Houston logistics system
Houston terminal	3,642	—	crude oil and refined petroleum products	Houston	HFOTCO; Magellan crude; Seaway; Kinder Morgan Pasadena & Galena Park; Magellan East Houston & Galena Park
McKee logistics system
McKee crude system
Various terminals	240	—	crude oil	McKee	—
McKee products system
El Paso terminal	166 (a)	—	refined petroleum products	McKee	Kinder Morgan SFPP System
El Paso terminal truck rack	—	10 (b)	refined petroleum products	McKee	—
McKee terminal	4,400	—	crude oil and refined petroleum products	McKee	NuStar (several); NuStar/Phillips Denver
Memphis logistics system
Collierville crude system
Collierville terminal	975	—	crude oil	Memphis	Capline
St. James crude tank	330	—	crude oil	Memphis	Capline
Memphis products system
Memphis truck rack	8	110	refined petroleum products	Memphis	—
West Memphis terminal	1,080	—	refined petroleum products	Memphis	Exxon Memphis; Enterprise TE Products
West Memphis terminal dock	—	4 (c)	refined petroleum products	Memphis	—
West Memphis terminal truck rack	—	50	refined petroleum products	Memphis	—
Meraux logistics system
Meraux terminal	3,900	—	crude oil and refined petroleum products	Meraux	LOOP; CAM; Plantation; Colonial
____________________________
See footnotes on page 5.

Terminal	Tank Storage Capacity (thousands of barrels)	Throughput Capacity (thousand barrels per day)	Commodity	Associated Valero Refinery	Significant Third-party System Connections
Port Arthur logistics system
Lucas crude system
Lucas terminal	1,915	—	crude oil	Port Arthur	Sunoco Logistics Nederland; Enterprise Beaumont; Cameron Highway; TransCanada Cushing MarketLink; Seaway
Seaway connection	—	750	crude oil	Port Arthur	Seaway
TransCanada connection	—	400	crude oil	Port Arthur	TransCanada Cushing MarketLink
Port Arthur products system
El Vista terminal	1,210	—	gasoline	Port Arthur	Explorer; Colonial
PAPS terminal	1,144	—	diesel	Port Arthur	Explorer; Colonial
Port Arthur terminal	8,500	—	crude oil and refined petroleum products	Port Arthur	Sunoco Logistics Nederland; Explorer; Colonial; Sunoco Logistics MagTex; Cameron Highway; TransCanada Cushing MarketLink; Enterprise Beaumont
St. Charles logistics system
St. Charles terminal	10,004	—	crude oil and refined petroleum products	St. Charles	LOOP; CAM; Plantation; Colonial
Diamond Green Diesel tank	180		renewable diesel	n/a	n/a
Three Rivers logistics system
Three Rivers terminal	2,250	—	crude oil and refined petroleum products	Three Rivers	NuStar South Texas; Harvest Arrowhead; Plains Gardendale; EOG Eagle Ford West
____________________________

(a)	Capacity shown represents our 33⅓ percent undivided interest in the terminal. Total storage capacity is 499,000 barrels.

(b)	Capacity shown represents our 33⅓ percent undivided interest in the truck rack. Total capacity is 30,000 barrels per day.

(c)	Dock throughput is reflected in thousands of barrels per hour.
Our Relationship with Valero
Valero is an independent petroleum refiner and ethanol producer. Valero’s assets include 15 petroleum refineries located in the U.S., Canada, and the United Kingdom, with a combined total throughput capacity of approximately 3.1 million barrels per day and 14 ethanol plants located in the U.S. Mid-Continent region with a combined production capacity of approximately 1.73 billion gallons per year. Valero also has a substantial portfolio of transportation and logistics assets. For the years ended December 31, 2018, 2017, and 2016, Valero accounted for all of our revenues. Valero owns our general partner, all of our limited partner interests, and all of our IDRs.
Employees
We do not have any employees and our general partner does not have any employees. We are managed by the executive officers of our general partner under the oversight of our board of directors. All of the personnel that conduct our business are employed by Valero, and their services are provided to us pursuant to our omnibus agreement and services and secondment agreement with Valero.

PROPERTIES
General
Our principal properties are described above under “—Our Assets and Operations,” and those descriptions are incorporated herein by reference. We believe that our properties and facilities are generally adequate for our operations and that our facilities are maintained in a good state of repair. As of December 31, 2018, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed in Notes 4 and 9 of Notes to Consolidated Financial Statements.
Utilization of Our Facilities
Operating highlights for our pipelines and terminals—including pipeline transportation revenues, pipeline transportation throughput volumes, terminaling revenues, terminaling throughput volumes, and storage revenues—are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations,” which is incorporated herein by reference.
Item 1A. RISK FACTORS
Risks Related to Our Business
Valero accounts for all of our revenues. Therefore, we are subject to the business risks associated with Valero’s business. Furthermore, if Valero changes its business strategy, is unable for any reason, including financial or other limitations, to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals, our revenues would decline as well as our financial condition, results of operations, and cash flows.
Valero accounts for all of our revenues. We expect to continue to derive a substantial amount of our revenues from Valero for the foreseeable future, and as a result, any event, whether in our areas of operation or elsewhere, that materially and adversely affects Valero’s business may adversely affect our financial condition, results of operations, and cash flows. Accordingly, we are indirectly subject to the operational and business risks of Valero, the most significant of which include the following:

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
The volumes of crude oil and refined petroleum products that we transport and terminal depend substantially on Valero’s refining margins. Refining margins are dependent both upon the price of crude oil or other refinery feedstocks and refined petroleum products. These prices are affected by numerous factors beyond our or Valero’s control, including the global supply and demand for crude oil, gasoline and other refined petroleum products, competition from alternative energy sources, and the impact of new and more stringent regulations affecting the energy industry. A material decrease in the refining margins at Valero’s refineries supported by our assets could cause Valero to reduce the volumes we transport and terminal for Valero, which could materially and adversely affect our financial condition and results of operations.
Our and Valero’s operations are subject to many risks and operational hazards. If a significant accident or event occurs that results in a business interruption or shutdown for which we are not adequately insured, our financial condition, results of operations, and cash flows could be materially and adversely affected.
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
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material and adverse effect on our financial condition, results of operations, and cash flows. In addition, Valero’s refining operations supported by our assets, on which our operations are substantially dependent and over which we have no control, are subject to similar operational hazards and risks inherent in refining crude oil.
Our insurance policies do not cover all losses, costs, or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We maintain insurance policies for certain property damage, business interruption, and third-party liabilities, which includes pollution liabilities, and are subject to policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material and adverse effect on our financial condition, results of operations, and cash flows. Insurance companies may reduce the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover these facilities. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot provide assurance that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material and adverse effect on our financial condition, results of operations, and cash flows.
We do not own all of the land on which our assets are located, which could result in disruptions to our operations.
We do not own all of the land on which our assets are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our assets on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew leases, right-of-way contracts or otherwise, could have a material and adverse effect on our financial condition, results of operations, and cash flows.
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
Our facilities operate under a number of federal and state permits, licenses, and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These permits, licenses, approval limits, and standards require a significant amount of monitoring, record keeping, and reporting in order to demonstrate compliance with the underlying permit, license, approval limit, or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties, and injunctive relief. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material and adverse effect on our ability to continue operations and on our financial condition, results of operations, and cash flows.
Many of our assets have been in service for many years and, as a result, our maintenance or repair costs may increase in the future. In addition, there could be service interruptions due to unknown events or conditions or increased downtime associated with our pipelines that could have a material and adverse effect on our financial condition, results of operations, and cash flows.
Our pipelines and terminals are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position, or cash flows.
The tariff rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenues.
We own pipeline assets in Texas, New Mexico, Tennessee, Louisiana, Mississippi, Arkansas, and Oklahoma, and we provide both interstate and intrastate transportation services for refined petroleum products and crude oil. Many of our pipelines are common carriers and may be required to provide service to any shipper that requests transportation services on our pipelines.
Many of our pipelines provide interstate transportation services that are subject to regulation by Federal Energy Regulatory Commission (FERC) under the Interstate Commerce Act (ICA). FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines. Shippers may protest (and FERC may investigate) the lawfulness of existing, new, or changed tariff rates. FERC can suspend new or changed tariff rates for up to seven months and can allow new rates to be implemented subject to refund of amounts collected in excess of the rate ultimately found to be just and reasonable. If FERC finds a rate to be unjust and unreasonable, it may order payment of reparations for up to two years prior to the filing of a complaint or investigation, and FERC may prescribe new rates prospectively. We may also be required to respond to requests for information from government agencies, including compliance audits conducted by the FERC.
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
Under our commercial agreements, we and Valero have agreed to the base tariff rates for all of our pipelines and a mechanism to modify those rates during the term of the agreements. Valero has also agreed not to challenge the base tariff rates or changes to those rates during the term of the agreements, except to the extent such changes are inconsistent with the agreements. These agreements do not, however, prevent any other new or prospective shipper, FERC, or a state agency from challenging our tariff rates or our terms and conditions of service, and due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of any of our rates, or any changes to FERC’s approved rate or index methodologies, could adversely affect our revenues. Similarly, if state agencies in the states in which we offer intrastate transportation services change their policies or aggressively regulate our rates or terms and conditions of service, it could also materially and adversely affect our financial condition, results of operations, and cash flows.
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on our interstate oil pipelines. The cost of service rates of any interstate liquids pipeline could be affected to the extent the FERC proposes new rates or changes its existing rates or if its rates are subject to complaint or are challenged by the FERC.
In addition, there is not always a clear boundary between interstate and intrastate pipeline transportation services, and such determinations are fact-dependent and made on a case-by-case basis. Our undivided interest in the McKee to El Paso pipeline currently provides transportation services pursuant to an intrastate tariff that is subject to regulation by the Texas Railroad Commission. Because a portion of this pipeline crosses New Mexico and our transportation services may be interstate in nature, we applied for a waiver of the tariff filing and reporting requirements of the ICA for our portion of the pipeline, which the FERC conditionally granted. The FERC’s conditions for granting the waiver include that we maintain all books and records in a manner consistent with the Uniform System of Accounts and that we immediately report any change in the circumstances on which the waiver was granted.
Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material and adverse effect on our financial condition, results of operations, and cash flows.
Terrorist attacks and threats, cyber-attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the U.S. We do not maintain specialized insurance for possible liability or loss resulting from a cyber-attack on our assets that may shut down all or part of our business. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt. It is possible that any of these occurrences, or a combination of them, could have a material and adverse effect on our financial condition, results of operations, and cash flows.
A significant interruption related to our information technology systems could adversely affect our business.
Our information technology systems and network infrastructure may be subject to unauthorized access or attack, which could result in a loss of intellectual property, proprietary information or employee, customer or vendor data; public disclosure of sensitive information; increased costs to prevent, respond to or mitigate cybersecurity events; systems interruption; or the disruption of our business operations. A breach could also originate from, or compromise, our customers’ and vendors’ or other third-party networks outside of our control. A breach may also result in legal claims or proceedings against us by our employees, customers and vendors. There can be no assurance that our infrastructure protection technologies and disaster recovery plans can prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations. Furthermore, the continuing and evolving threat of cyber-

attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
We incorporate by reference into this Item our disclosures made in Part II, Item 8 of this report included in Note 9 of Notes to Consolidated Financial Statements under the caption “Litigation Matters.”
Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceedings, if any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. We are reporting these proceedings to comply with the SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $100,000 or more.

Texas Commission on Environmental Quality (TCEQ) and Harris County Pollution Control Services Department (HCPCS) (Houston Terminal). We currently have a Notice of Enforcement from the TCEQ and a Violation Notice from the HCPCS alleging excess emissions from Tank 003 that occurred during Hurricane Harvey. We are working with the relevant governmental authorities to resolve these matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unit Price and Cash Distributions
Our common units were listed on the NYSE under the trading symbol “VLP.” On January 10, 2019, the NYSE filed with the SEC a notification of removal from listing on Form 25 to delist and deregister the common units under Section 12(b) of the Exchange Act, and suspended trading of the common units on the NYSE prior to the opening of trading on January 10, 2019. As of January 31, 2019, there were 2 holders of record of our common units, both of which are wholly owned by Valero, and Valero owned all of our general partner units and IDRs. There is no established trading market for our general partner units or, following the closing of the Merger, our common units. Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement.

Securities Authorized for Issuance Under Equity Compensation Plans
On January 10, 2019, in connection with the completion of the Merger, the Partnership terminated the Valero Energy Partners LP 2013 Incentive Compensation Plan (2013 ICP). As a result of the termination of the 2013 ICP, from and after the Effective Time, no equity awards or other rights with respect to the common units will be granted or be outstanding under the 2013 ICP. On January 10, 2019, the Partnership filed a Post-Effective Amendment No. 1 to Form S-8 Registration Statement for the 2013 ICP (Registration Statement) to remove from registration any of the securities that had been registered for issuance and remained unsold under the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA
Information for this item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (I)(2)(a) of Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Items 1 and 2., “Business and Properties,” Item 1A., “Risk Factors,” and Item 8., “Financial Statements and Supplementary Data,” included in this report.
Information for this item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (I)(2)(a) of Form 10-K.
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “would,” “should,” “will,” “may,” and similar expressions.
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
OVERVIEW
Recent Developments
Merger with Valero
On January 10, 2019, the Merger was completed, and we became a wholly owned subsidiary of Valero and ceased to be a publicly held partnership. Under the terms of the Merger Agreement, at the Effective Time, subject to the terms and conditions set forth in the Merger Agreement, each common unit representing limited partner interests in us, other than common units owned by Valero, was converted into the right to receive $42.25 per common unit in cash without any interest thereon, and all such publicly traded common units were automatically canceled and ceased to exist. Upon completion of the Merger, Valero paid aggregate merger consideration of $950.0 million. Our IDRs, general partner interest, and common units owned by Valero were unaffected by the Merger and no consideration was delivered in respect thereof.

In connection with the completion of the Merger, we entered into an agreement under which VLO unconditionally and irrevocably guaranteed the prompt payment, when due, of any amount owed to the holders of our 2028 Senior Notes (as defined below under “Senior Notes”) and 2026 Senior Notes as defined and discussed in Note 6 of Notes to Consolidated Financial Statements. We also terminated (i) our $750.0 million senior unsecured revolving credit facility agreement (Revolver) as discussed in Note 6 of Notes to Consolidated Financial Statements, (ii) our equity distribution agreement related to our ATM Program as defined and discussed in Note 11 of Notes to Consolidated Financial Statements, and (iii) our 2013 ICP as discussed in Note 12 of Notes to Consolidated Financial Statements.

Senior Notes
On March 29, 2018, we issued $500.0 million of 4.5 percent Senior Notes due March 15, 2028 (2028 Senior Notes). Gross proceeds from the debt issuance totaled $498.3 million before deducting the underwriting discount and other debt issuance costs. As discussed in Note 6 of Notes to Consolidated Financial Statements, we used the proceeds to repay the outstanding balance of $410.0 million under our Revolver and $85.0 million of the outstanding balance under one of the subordinated credit agreements with Valero (the Loan Agreements).

2018 Results
We reported net income of $264.1 million for the year ended December 31, 2018. This compares to net income of $238.4 million for the year ended December 31, 2017.

The increase in net income of $25.7 million was due primarily to a $43.5 million increase in operating income driven by contributions from our Port Arthur terminal and Parkway pipeline, which we acquired from Valero in November 2017, as described in Note 3 of Notes to Consolidated Financial Statements. The increase in operating income was partially offset by a $19.1 million increase in “interest and debt expense, net of capitalized interest” that resulted from incremental borrowings of $380.0 million used to fund a portion of the amount paid to acquire the Port Arthur terminal and Parkway pipeline, as well as a higher effective interest rate in 2018 due to higher interest rates on our variable rate debt.

Additional analysis of the changes in the components of net income is provided below under “RESULTS OF OPERATIONS.”

RESULTS OF OPERATIONS
The following tables highlight our results of operations and our operating performance for the years ended December 31, 2018 and 2017. The narrative following these tables provides an analysis of our results of operations.
Results of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	Change
Revenues – related party:
Revenues from lease contracts	$436,609	$351,532	$85,077
Revenues from contracts with customer	109,818	100,473	9,345
Total revenues – related party	546,427	452,005	94,422
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below)	104,776	83,332	21,444
Cost of revenues from contracts with customer (excluding depreciation expense reflected below)	26,319	25,042	1,277
Depreciation expense associated with lease contracts	63,499	40,950	22,549
Depreciation expense associated with contracts with customer	12,629	11,525	1,104
Other operating expenses	—	577	(577)
General and administrative expenses	20,702	15,549	5,153
Total costs and expenses	227,925	176,975	50,950
Operating income	318,502	275,030	43,472
Other income, net	2,214	753	1,461
Interest and debt expense, net of capitalized interest	(55,068)	(36,015)	(19,053)
Income before income tax expense	265,648	239,768	25,880
Income tax expense	1,553	1,335	218
Net income	264,095	238,433	25,662
Less: General partner’s interest in net income	54,108	49,113	4,995
Limited partners’ interest in net income	$209,987	$189,320	$20,667

Net income per limited partner common unit – basic and diluted	$3.03	$2.77

Weighted average limited partner common units outstanding –basic and diluted	69,250	68,220

Operating Highlights and Other Financial Information
(in thousands, except throughput, per barrel, and per unit amounts)

	Year Ended December 31,
	2018	2017	Change
Operating highlights:
Pipeline transportation:
Pipeline transportation revenues	$124,151	$100,631	$23,520
Pipeline transportation throughput (BPD) (a)	1,091,529	964,198	127,331
Average pipeline transportation revenue per barrel (b)	$0.31	$0.29	$0.02

Terminaling:
Terminaling revenues	$415,117	$347,996	$67,121
Terminaling throughput (BPD)	3,593,818	2,889,361	704,457
Average terminaling revenue per barrel (b)	$0.32	$0.33	$(0.01)

Storage and other revenues	$7,159	$3,378	$3,781

Total revenues – related party	$546,427	$452,005	$94,422

Capital expenditures:
Maintenance	$10,739	$8,954	$1,785
Expansion	13,477	29,562	(16,085)
Total capital expenditures	24,216	38,516	(14,300)

Other financial information:
Distribution declared per unit	$1.6295	$1.8700

Distribution declared:
Limited partner units – public	$36,653	$42,051
Limited partner units – Valero	76,209	86,503
General partner units – Valero	52,126	47,897
Total distribution declared	$164,988	$176,451
______________

(a)	Represents the sum of volumes transported through each separately tariffed pipeline segment divided by the number of days in the period.

(b)	Average revenue per barrel is calculated as revenue divided by throughput for the period. Throughput is derived by multiplying the throughput barrels per day (BPD) by the number of days in the period.

Total revenues – related party increased $94.4 million, or 21 percent, in 2018 compared to 2017. The increase was due primarily to the following:

•
Revenues and throughput from a terminal and pipeline acquired from Valero in November 2017. We generated incremental revenues of $53.1 million and $21.9 million in 2018 from the operations of our Port Arthur terminal and Parkway pipeline, respectively. The volumes handled at and transported through these assets were the primary contributors to the increase in our overall terminaling and pipeline transportation throughput in 2018 compared to 2017. Average pipeline transportation revenue per barrel was higher in 2018 compared to 2017 due primarily to higher revenue per barrel generated by our Parkway pipeline compared to the average revenue per barrel generated by our other pipelines. Average terminaling revenue per barrel was lower in 2018 compared to 2017 due primarily to lower revenue per barrel generated by our Port Arthur terminal compared to the average revenue per barrel generated by our other terminals.

•
Higher throughput volumes. We experienced a 4 percent and 6 percent increase in volumes handled at our other terminals and pipeline systems, respectively, in 2018 compared to 2017. The increase in volumes had a favorable impact to our operating revenues of $15.6 million.

•
Incremental revenues from our DGD rail loading facility and storage tank placed in service in May 2017 and April 2018, respectively. Our DGD rail loading facility and new storage tank generated combined incremental revenues of $3.8 million in 2018 compared to 2017.

Total cost of revenues (excluding depreciation expense) increased $22.7 million, or 21 percent, in 2018 compared to 2017 due primarily to expenses of $13.6 million and $7.2 million related to the operations of our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
Total depreciation expense increased $23.7 million, or 45 percent, in 2018 compared to 2017 due primarily to depreciation expense of $13.1 million and $6.8 million associated with the assets that compose our Port Arthur terminal and Parkway pipeline, respectively, which were acquired in November 2017.
Other operating expenses reflects the uninsured portion of our property damage losses and repair costs incurred in 2017 as a result of damages caused by Hurricane Harvey primarily at our Houston terminal and Port Arthur products system.
General and administrative expenses increased $5.2 million, or 33 percent, in 2018 compared to 2017 due primarily to professional fees of $3.9 million incurred in connection with the Merger; an increase of $685,000 in expenses associated with our ATM Program; and incremental costs of $575,000 related to the management fee charged to us by Valero for additional services provided to us as a result of our acquisitions of the Port Arthur terminal and Parkway pipeline, which were acquired in November 2017.
“Interest and debt expense, net of capitalized interest” increased $19.1 million in 2018 compared to 2017 due primarily to the following:

•
Incremental borrowings in connection with acquisitions. In connection with the acquisitions of the Port Arthur terminal and Parkway pipeline in November 2017, we borrowed $380.0 million under the Revolver. Interest expense on the incremental borrowings was $11.0 million in 2018.

•
Higher interest rates in 2018. Borrowings under the Loan Agreements with Valero bore interest at variable rates. We incurred additional interest of $3.4 million in 2018 on these borrowings due to higher interest rates in 2018 compared to 2017.

•
Incremental interest expense on the 2028 Senior Notes. In March 2018, we issued $500.0 million of 2028 Senior Notes. We used the gross proceeds of $498.3 million to repay the outstanding balance of $410.0 million under the Revolver and $85.0 million on a portion of the outstanding balance under one of the Loan Agreements with Valero. The interest rate on the 2028 Senior Notes is higher than the interest rates on the Revolver and the Loan Agreements with Valero, thereby increasing our effective interest rate in 2018. Incremental interest expense resulting from the 2028 Senior Notes was approximately $3.3 million in 2018.

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

	December 31, 2018
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$1,000,000	$1,000,000	$986,290
Average interest rate	—%	—%	—%	—%	—%	4.44%	4.44%
Variable rate	$—	$285,000	$—	$—	$—	$—	$285,000	$285,000
Average interest rate	—%	3.85%	—%	—%	—%	—%	3.85%

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total (a)	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$523,800
Average interest rate	—%	—%	—%	—%	—%	4.38%	4.38%
Variable rate	$—	$—	$780,000	$—	$—	$—	$—	$780,000
Average interest rate	—%	—%	2.87%	—%	—%	—%	2.87%

(a) Excludes unamortized discount and deferred issuance costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Partners LP. Our management evaluated the effectiveness of Valero Energy Partners LP’s internal control over financial reporting as of December 31, 2018. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 21 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Valero Energy Partners LP and subsidiaries (the Partnership) as of December 31, 2018 and 2017 , the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Unitholders of Valero Energy Partners LP and
the Board of Directors of Valero Energy Partners GP LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Valero Energy Partners LP’s (the Partnership) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

San Antonio, Texas
February 25, 2019

VALERO ENERGY PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$152,106	$42,052
Receivables – related party	47,768	46,496
Receivables	805	781
Prepaid expenses and other	891	720
Total current assets	201,570	90,049
Property and equipment, at cost	2,026,390	1,969,233
Accumulated depreciation	(617,206)	(552,817)
Property and equipment, net	1,409,184	1,416,416
Deferred charges and other assets, net	8,855	10,887
Total assets	$1,619,609	$1,517,352
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$14,406	$18,633
Accounts payable – related party	13,730	3,944
Accrued liabilities	858	1,007
Accrued liabilities – related party	425	1,128
Accrued interest payable	7,474	2,558
Accrued interest payable – related party	884	911
Taxes other than income taxes payable	4,349	5,141
Total current liabilities	42,126	33,322
Debt	989,857	905,283
Notes payable – related party	285,000	370,000
Other long-term liabilities	3,923	2,950
Commitments and contingencies
Partners’ capital:
Limited partners:
Common unitholders – public (22,493,484 and 22,487,586 units outstanding)	620,137	596,047
Common unitholder – Valero (46,768,586 and 46,768,586 units outstanding)	(300,457)	(382,652)
General partner – Valero (1,413,511 and 1,413,391 units outstanding)	(20,977)	(7,598)
Total partners’ capital	298,703	205,797
Total liabilities and partners’ capital	$1,619,609	$1,517,352
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues – related party:
Revenues from lease contracts	$436,609	$351,532	$273,730
Revenues from contracts with customer	109,818	100,473	88,889
Total revenues – related party	546,427	452,005	362,619
Costs and expenses:
Cost of revenues from lease contracts (excluding depreciation expense reflected below) (a)	104,776	83,332	75,380
Cost of revenues from contracts with customer (excluding depreciation expense reflected below) (b)	26,319	25,042	20,735
Depreciation expense associated with lease contracts	63,499	40,950	33,961
Depreciation expense associated with contracts with customer	12,629	11,525	12,004
Other operating expenses	—	577	—
General and administrative expenses (c)	20,702	15,549	15,965
Total costs and expenses	227,925	176,975	158,045
Operating income	318,502	275,030	204,574
Other income, net	2,214	753	284
Interest and debt expense, net of capitalized interest (d)	(55,068)	(36,015)	(14,915)
Income before income tax expense	265,648	239,768	189,943
Income tax expense	1,553	1,335	1,112
Net income	264,095	238,433	188,831
Less: Net loss attributable to Predecessor	—	—	(15,422)
Net income attributable to partners	264,095	238,433	204,253
Less: General partner’s interest in net income	54,108	49,113	23,553
Limited partners’ interest in net income	$209,987	$189,320	$180,700

Net income per limited partner unit – basic and diluted:
Common units	$3.03	$2.77	$2.85
Subordinated units	$—	$—	$2.38
Weighted-average limited partner units outstanding – basic and diluted:
Common units	69,250	68,220	48,817
Subordinated units	—	—	17,463

Supplemental information – each income statement line item reflected below includes expenses incurred for services or financing provided by related party as follows:
(a) Cost of revenues from lease contracts (excluding depreciation expense) – related party	$70,930	$59,953	$56,138
(b) Cost of revenues from contracts with customer (excluding depreciation expense) – related party	$8,313	$7,114	$5,511
(c) General and administrative expenses – related party	$13,445	$12,858	$12,539
(d) Interest and debt expense – related party	$10,693	$9,658	$6,608
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Limited Partners
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero	General Partner Valero	Net Investment	Total
Balance as of December 31, 2015	$581,489	$28,430	$(313,961)	$(5,805)	$103,999	$394,152
Net income (loss):
Attributable to Predecessor	—	—	—	—	(15,422)	(15,422)
Attributable to partners	58,688	76,690	45,322	23,553	—	204,253
Net transfers from Valero Energy Corporation	—	—	—	—	15,030	15,030
Allocation of Valero Energy Corporation’s net investment in acquisitions	—	67,800	32,758	3,049	(103,607)	—
Acquisitions of businesses from Valero Energy Corporation:
Cash paid for carrying value of acquired businesses	—	(67,800)	(32,758)	(3,049)	—	(103,607)
Cash paid in excess of carrying value of acquired businesses	—	(246,759)	(120,309)	(9,325)	—	(376,393)
Conversion of subordinated units	—	(406,374)	406,374	—	—	—
Unit issuance	11,091	—	—	198	—	11,289
Transfers to (from) partners	(72,452)	76,584	—	(4,132)	—	—
Noncash capital contributions from Valero Energy Corporation	—	22,730	12,084	918	—	35,732
Cash distributions to unitholders and distribution equivalent right payments ($1.41 per unit)	(30,393)	(33,498)	(29,510)	(16,005)	—	(109,406)
Unit-based compensation	196	—	—	—	—	196
Balance as of December 31, 2016	548,619	(482,197)	—	(10,598)	—	55,824
Net income attributable to partners	62,014	127,306	—	49,113	—	238,433
Cash paid in excess of the carrying value of assets acquired from Valero Energy Corporation	—	(53,045)	—	(1,573)	—	(54,618)
Unit issuance	33,428	—	—	748	—	34,176
Transfers to (from) partners	(8,773)	15,957	—	(7,184)	—	—
Noncash capital contributions from Valero Energy Corporation	—	90,666	—	2,341	—	93,007
Cash distributions to unitholders and distribution equivalent right payments ($1.769 per unit)	(39,507)	(81,339)	—	(40,445)	—	(161,291)
Unit-based compensation	266	—	—	—	—	266
Balance as of December 31, 2017	596,047	(382,652)	—	(7,598)	—	205,797
Net income attributable to partners	68,171	141,816	—	54,108	—	264,095
Unit issuance	—	—	—	5	—	5
Transfers to (from) partners	3,730	(2,396)	—	(1,334)	—	—
Noncash capital contributions from Valero Energy Corporation	—	42,785	—	873	—	43,658
Cash distributions to unitholders and distribution equivalent right payments ($2.137 per unit)	(48,069)	(99,944)	—	(67,030)	—	(215,043)
Unit-based compensation	258	—	—	—	—	258
Other	—	(66)	—	(1)	—	(67)
Balance as of December 31, 2018	$620,137	$(300,457)	$—	$(20,977)	$—	$298,703
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$264,095	$238,433	$188,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	76,128	52,475	45,965
Changes in current assets and current liabilities	6,217	(3,730)	(5,956)
Changes in deferred charges and credits and other operating activities, net	4,102	1,753	1,054
Net cash provided by operating activities	350,542	288,931	229,894
Cash flows from investing activities:
Capital expenditures	(24,216)	(38,516)	(23,156)
Acquisition of undivided interest in Red River crude system	—	(71,793)	—
Acquisitions from Valero Energy Corporation	—	(407,844)	(103,607)
Other investing activities, net	8	302	31
Net cash used in investing activities	(24,208)	(517,851)	(126,732)
Cash flows from financing activities:
Proceeds from debt borrowings	—	380,000	349,000
Proceeds from issuance of senior notes	498,300	—	499,795
Repayment of debt and capital lease obligations	(410,000)	—	(494,913)
Repayment of notes payable – related party	(85,000)	—	—
Payment of debt issuance costs	(4,542)	(492)	(4,462)
Proceeds from issuance of common units	—	35,728	9,724
Proceeds from issuance of general partner units	5	748	198
Payment of offering costs	—	(594)	(883)
Excess purchase price paid to Valero Energy Corporation over the carrying value of acquired assets	—	(54,618)	(376,393)
Cash distributions to unitholders and distribution equivalent right payments	(215,043)	(161,291)	(109,406)
Net transfers from Valero Energy Corporation	—	—	14,886
Net cash provided by (used in) financing activities	(216,280)	199,481	(112,454)
Net increase (decrease) in cash and cash equivalents	110,054	(29,439)	(9,292)
Cash and cash equivalents at beginning of year	42,052	71,491	80,783
Cash and cash equivalents at end of year	$152,106	$42,052	$71,491
See Notes to Consolidated Financial Statements.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICES

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

We were formed by Valero in July 2013 to own, operate, develop, and acquire crude oil and refined petroleum products pipelines, terminals, and other logistics assets. See Note 2 regarding our merger with Valero that occurred on January 10, 2019. Our assets consist of crude oil and refined petroleum products pipeline and terminal systems in the United States (U.S.) Gulf Coast and U.S. Mid-Continent regions that are integral to the operations of ten of Valero’s refineries. We generate revenues from fee-based transportation and terminaling services.

Basis of Presentation
General
These consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
Acquisitions from Valero
Certain of our acquisitions from Valero, as described in Note 3, were accounted for as transfers of businesses between entities under the common control of Valero. Accordingly, we recorded these business acquisitions on our balance sheet at Valero’s carrying value as of the beginning of the period of transfer, and we retrospectively adjusted prior period financial statements and financial information to furnish comparative information. We refer to the historical results of the transferred businesses from Valero prior to their transfer to us as those of our “Predecessor.”
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisitions of Parkway Pipeline LLC (Parkway Pipeline) and the Port Arthur terminal (as defined in Note 3) from Valero on November 1, 2017 were accounted for as transfers of assets between entities under the common control of Valero. Accordingly, we recorded these asset acquisitions on our balance sheet at Valero’s carrying value as of the acquisition date, and our prior period financial statements and financial information were not retrospectively adjusted for these acquisitions.
The financial information presented for the periods after the effective dates of each acquisition represents the consolidated financial position, results of operations, and cash flows of the Partnership.
Reclassifications
In connection with our adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” (Topic 606) on January 1, 2018, which is described below, we have separately reflected (i) revenues from lease contracts and (ii) revenues from contracts with our customer. Because of this presentation of our revenues, we have also separately reflected cost of revenues and depreciation expense associated with lease contracts and contracts with our customer and have reclassified prior period amounts to conform to the 2018 presentation.

In addition, certain prior year amounts have been reclassified to conform to the 2018 presentation.

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
Receivables – Related Party
Receivables – related party include trade receivables from Valero for transportation and terminaling services provided under various agreements with Valero, as described in Note 4. These receivables are recorded at the original invoice amount.
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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from Lease Contracts
Lease revenues are recognized on a straight-line basis over the lease term. Contingent lease revenues are recognized for volumes in excess of minimum throughput commitments.

Revenue from Contracts with Customer
The FASB issued Topic 606, which clarifies the principles for recognizing revenue and supersedes previous revenue recognition requirements under “Revenue Recognition (Topic 605).” We adopted the provisions of Topic 606 on January 1, 2018 using the modified retrospective method of adoption as permitted by the standard. Under this method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of partners’ capital, and revenues reported in the periods prior to the date of adoption are not changed. We elected to apply the transition guidance for Topic 606 to individual contracts with our customer that were not completed as of the date of adoption. There was no material impact to our financial position as a result of adopting Topic 606; therefore, there was no cumulative-effect adjustment to partners’ capital as of January 1, 2018. Additionally, there was no material impact to our financial position or results of operations as of and for the year ended December 31, 2018. See Note 7 for information on our revenues. As a result of our adoption of Topic 606, our revenue recognition accounting policy has been revised.

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
Net Income per Limited Partner Unit
Basic and diluted net income per limited partner unit is determined pursuant to the two-class method for master limited partnerships as described in Note 10.
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
Business Combinations
We adopted the provisions of Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805),” issued by the FASB, on January 1, 2017. This ASU provides a more robust framework to evaluate whether transactions should be accounted for as acquisitions (dispositions) of assets or businesses. Our adoption of this ASU resulted in the acquisitions of Parkway Pipeline and the Port Arthur terminal being accounted for as acquisitions of assets, which are discussed in Note 3. In addition, more of our future acquisitions may be accounted for as acquisitions of assets in accordance with this ASU.
Accounting Pronouncement Adopted on January 1, 2019
In February 2016, the FASB issued Topic 842 “Leases” (Topic 842) to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new standard is effective for annual reporting

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this new standard on January 1, 2019 using the optional transition method; however, we did not have a cumulative-effect adjustment to the opening balance of partners’ capital at the date of adoption. The adoption of this standard did not have a material affect on our financial position.

The new standard provides a number of optional practical expedients and we elected the following:

•
Transition Elections. We elected the package of practical expedients that permits us to not reassess our prior conclusions about lease identification, lease classification, and initial direct costs under the new standard, as well as the practical expedient that permits us to not assess existing land easements under the new standard.

•
Lessee Accounting Policy Elections. We elected the short-term lease recognition exemption whereby right-of-use assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year, and the practical expedient to not separate lease and non-lease components for all classes of underlying assets other than the real estate asset class.

•	Lessor Accounting Policy Election. We elected the practical expedient to account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets.

2.	MERGER WITH VALERO

On January 10, 2019, pursuant to that certain Agreement and Plan of Merger, dated as of October 18, 2018 (the Merger Agreement), by and among VLO, Forest Merger Sub, LLC, an indirect wholly owned subsidiary of VLO (Merger Sub), Valero Energy Partners LP, and Valero Energy Partners GP LLC, Merger Sub merged with and into the Partnership (the Merger), with the Partnership surviving and continuing to exist as a Delaware limited partnership.

Under the terms of the Merger Agreement, at the effective time of the Merger (the Effective Time), subject to the terms and conditions set forth in the Merger Agreement, each of the common units representing limited partner interests in the Partnership, other than common units owned by Valero, was converted into the right to receive $42.25 per common unit in cash without any interest thereon, and all such publicly traded common units were automatically canceled and ceased to exist. Upon completion of the Merger, Valero paid aggregate merger consideration of $950.0 million. The Partnership’s incentive distribution rights (IDRs), general partner interest, and common units owned by Valero were unaffected by the Merger and no consideration was delivered in respect thereof.

On January 10, 2019, in connection with the completion of the Merger, the New York Stock Exchange (NYSE) filed with the SEC a notification of removal from listing on Form 25 to delist and deregister the publicly traded common units under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and suspended trading of the common units on the NYSE prior to the opening of trading on January 10, 2019. On January 22, 2019, the Partnership filed with the SEC a Form 15 suspending the Partnership’s reporting obligations under Section 13 and Section 15(d) of the Exchange Act.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the completion of the Merger, we entered into an agreement under which VLO unconditionally and irrevocably guaranteed the prompt payment, when due, of any amount owed to the holders of our 2026 Senior Notes and 2028 Senior Notes as defined and discussed in Note 6. We also terminated (i) our Revolver as defined and discussed in Note 6, (ii) our equity distribution agreement related to our ATM Program as defined and discussed in Note 11, and (iii) our 2013 ICP as defined and discussed in Note 12.

3.	ACQUISITIONS

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
Parkway Pipeline
On November 1, 2017, we acquired Parkway Pipeline, a subsidiary of Valero, that owns and operates an approximately 140-mile, 16-inch refined petroleum products pipeline (Parkway Pipeline) with 110,000 barrels per day of capacity that transports refined petroleum products from Valero’s St. Charles Refinery, located in Norco, Louisiana, to Collins, Mississippi for supply into the Plantation and Colonial pipeline systems. We paid Valero cash consideration of $200.0 million for Parkway Pipeline. We funded the cash distribution with $82.0 million of our cash on hand and $118.0 million of borrowings under the Revolver (as defined in Note 6). This acquisition was accounted for as a transfer of assets between entities under the common control of Valero.

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
Acquisitions in 2016
McKee Terminal Services Business
On April 1, 2016, we acquired from Valero a subsidiary that owns and operates a crude oil, intermediates, and refined petroleum products terminal supporting Valero’s McKee Refinery for total consideration of $240.0 million, which consisted of (i) a cash distribution of $204.0 million and (ii) the issuance of 728,775 common units and 14,873 general partner units to Valero having an aggregate value of $36.0 million. We funded the cash distribution with $65.0 million of our cash on hand and $139.0 million of borrowings under the Revolver. This acquisition was accounted for as a transfer of a business between entities under the common control of Valero. See Note 1 regarding the accounting and basis of presentation of this acquisition.
Meraux and Three Rivers Terminal Services Business
On September 1, 2016, we acquired from Valero two subsidiaries that own and operate crude oil, intermediates, and refined petroleum products terminals supporting Valero’s Meraux and Three Rivers Refineries for total consideration of $325.0 million which consisted of (i) a cash distribution of $276.0 million and (ii) the issuance of 1,149,905 common units and 23,467 general partner units to Valero having an aggregate value of $49.0 million. We funded the cash distribution with $66.0 million of our cash on hand and $210.0 million of borrowings under the Revolver. This acquisition was accounted for as a transfer of a business between entities under the common control of Valero. See Note 1 regarding the accounting and basis of presentation of this acquisition.

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
Agreements with Valero
Commercial Agreements
We have transportation services agreements and a terminal services agreement (collectively, the commercial agreements) with Valero. Under these commercial agreements, we provide transportation and terminaling services to Valero and Valero pays us for minimum quarterly throughput volumes of crude oil and refined petroleum products, regardless of whether such volumes are physically delivered by Valero in any given quarter. In connection with our initial public offering (IPO) and subsequent acquisitions, we entered into schedules under these commercial agreements. Each schedule generally has an initial term of ten years, provides Valero an option to renew for one additional five-year term, and contains minimum throughput requirements and inflation escalators.
Effective March 31, 2017, we entered into a commercial agreement with Diamond Green Diesel Holdings, LLC (DGD), a joint venture consolidated by Valero, to construct and operate a rail loading facility located at Valero’s St. Charles Refinery for the purpose of loading DGD’s renewable diesel onto railcars. The construction of the rail loading facility was completed in April 2017, and we began providing services to DGD in May 2017. In addition, we constructed a new 180,000 barrel storage tank and began leasing services to DGD in April 2018. This commercial agreement, which includes both the rail loading facility and the storage tank, has an initial term that ends on June 30, 2033, and contains minimum commitments for DGD’s use of the assets.
Amended and Restated Omnibus Agreement
We have an amended and restated omnibus agreement with Valero, certain of its subsidiaries, and our general partner that addresses our payment of an annual administrative fee and our obligation to reimburse Valero for certain direct or allocated costs and expenses incurred by Valero on our behalf. This agreement also addresses, but is not limited to, indemnification rights of Valero and us for certain environmental and other liabilities related to our assets. As of December 31, 2018, the annual administrative fee was $13.2 million.

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
This agreement has an initial term of ten years from the Service Date (as defined in the agreement) with respect to each acquisition and will automatically extend for successive renewal terms of one year each, unless terminated by either party upon at least 30 days’ prior written notice before the end of the initial term or any renewal term. In addition, our general partner may terminate the agreement or reduce the level of services under the agreement at any time upon 30 days’ prior written notice.
Lease Agreements
We have lease agreements with Valero with respect to the land on which certain terminals are located. Generally, each lease agreement has an initial term of ten years with four automatic successive renewal periods of five years each. Either party may terminate each lease agreement after the initial term by providing written notice. We also have a ground lease agreement with an initial term of twenty years and no renewal periods. Initial base rent under these lease agreements is subject to annual inflation escalators, and we are required to pay Valero a customary expense reimbursement for taxes, utilities, and similar costs incurred by Valero related to the leased premises. See Note 9 regarding our lease commitments with Valero.
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
Subordinated Credit Agreements
As of December 31, 2018, we had subordinated credit agreements with Valero as described in Note 6.
Summary of Transactions
Revenues – Related Party
Revenues – related party include revenues from lease contracts and revenues from contracts with our customer as described in Note 7.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Net Investment
The following is a reconciliation of the amounts presented as net transfers from Valero on our statement of partners’ capital and statement of cash flows for the year ended December 31, 2016 (in thousands):

Net transfers from Valero per statements of partners’ capital	$15,030
Less: Noncash transfers from Valero	144
Net transfers from Valero per statements of cash flows	$14,886
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

Our property and equipment includes non-leased assets and assets under operating leases for which we are the lessor under U.S. GAAP. Major classes of property and equipment consisted of the following (in thousands):

	December 31, 2018
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	225,413	386,596	612,009
Terminals and related assets	138,981	1,227,451	1,366,432
Other	14,138	—	14,138
Construction in progress	29,139	—	29,139
Property and equipment, at cost	412,343	1,614,047	2,026,390
Accumulated depreciation	(137,651)	(479,555)	(617,206)
Property and equipment, net	$274,692	$1,134,492	$1,409,184

	December 31, 2017
	Non-Leased Assets	Assets Leased to Valero	Total
Land	$4,672	$—	$4,672
Pipelines and related assets	225,184	385,855	611,039
Terminals and related assets	134,362	1,162,718	1,297,080
Other	14,019	—	14,019
Construction in progress	42,423	—	42,423
Property and equipment, at cost	420,660	1,548,573	1,969,233
Accumulated depreciation	(127,136)	(425,681)	(552,817)
Property and equipment, net	$293,524	$1,122,892	$1,416,416

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	DEBT AND NOTES PAYABLE – RELATED PARTY

Debt
Debt, at stated values, consisted of the following (in thousands):

	Maturity Date	December 31,
		2018	2017
Revolver	November 2020	$—	$410,000
2026 Senior Notes, 4.375%	December 2026	500,000	500,000
2028 Senior Notes, 4.5%	March 2028	500,000	—
Net unamortized discount and debt issuance costs		(10,143)	(4,717)
Debt		$989,857	$905,283
Revolver
As of December 31, 2018, we had a $750.0 million senior unsecured revolving credit facility agreement (the Revolver) that was scheduled to mature in November 2020.
Outstanding borrowings under the Revolver bore interest, at our option, at either (a) the adjusted LIBO rate (as defined in the Revolver) for the applicable interest period in effect from time to time plus the applicable margin or (b) the alternate base rate (as defined in the Revolver) plus the applicable margin. As of December 31, 2017, the variable rate was 2.875 percent. Accrued interest was payable in arrears on each Interest Payment Date (as defined in the Revolver) and on the maturity date. The Revolver also required payments for customary fees, including commitment fees, letter of credit participation fees, and administrative agent fees.
The Revolver contained certain restrictive covenants, including a covenant that required us to maintain a ratio of total debt to EBITDA (as defined in the Revolver) for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). The Revolver contained representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for an agreement of this type. As a result of the Partnership obtaining an investment grade rating with respect to the issuance of its senior notes (described below) in December 2016, our directly owned subsidiary, Valero Partners Operating Co. LLC, was released of its guarantee under the Revolver.
During the year ended December 31, 2018, we repaid the outstanding balance of $410.0 million on the Revolver as discussed below under “2028 Senior Notes.” During the year ended December 31, 2017, we borrowed $118.0 million and $262.0 million under the Revolver in connection with the acquisitions of Parkway Pipeline and the Port Arthur terminal, respectively, as described in Note 3. During the year ended December 31, 2016, we borrowed $139.0 million and $210.0 million under the Revolver in connection with the acquisitions of the McKee Terminal Services Business and the Meraux and Three Rivers Terminal Services Business, respectively, as described in Note 3, and repaid $494.0 million under the Revolver as discussed below under “2026 Senior Notes.”
As of December 31, 2018 and 2017, we had no letters of credit outstanding and we incurred no debt issuance costs in connection with the Revolver.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 10, 2019, in connection with the completion of the Merger, we terminated our Revolver.
Senior Notes
2028 Senior Notes
During the year ended December 31, 2018, we issued in a public offering $500.0 million aggregate principal amount of 4.5 percent Senior Notes due March 15, 2028 (2028 Senior Notes). Gross proceeds from this debt issuance totaled $498.3 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. We used the proceeds to repay the outstanding balance of $410.0 million under the Revolver and a portion of the outstanding balance under one of our Loan Agreements (as defined below) with Valero. Interest is payable semi-annually on March 15 and September 15.

The 2028 Senior Notes are unsecured and contain various customary restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to create or permit to exist liens, or to enter into any sale and leaseback transactions, with respect to principal properties, and limit our ability to merge or consolidate with any other entity or transfer or dispose of all or substantially all of our assets. These covenants are subject to a number of important qualifications and limitations. As of December 31, 2018, the 2028 Senior Notes were not guaranteed by any of our subsidiaries.
2026 Senior Notes
During the year ended December 31, 2016, we issued in a public offering $500.0 million aggregate principal amount of our 4.375 percent Senior Notes due December 15, 2026 (2026 Senior Notes). Gross proceeds from this debt issuance totaled $499.8 million before deducting the underwriting discount and other debt issuance costs totaling $4.5 million. We used the proceeds to repay $494.0 million under the Revolver. Interest is payable semi-annually on June 15 and December 15.

The 2026 Senior Notes are unsecured and contain various customary restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to create or permit to exist liens, or to enter into any sale and leaseback transactions, with respect to principal properties, and limit our ability to merge or consolidate with any other entity or transfer or dispose of all or substantially all of our assets. These covenants are subject to a number of important qualifications and limitations. As of December 31, 2018, the 2026 Senior Notes were not guaranteed by any of our subsidiaries.
Guarantee of Senior Notes
On January 10, 2019, in connection with the completion of the Merger, VLO unconditionally and irrevocably guaranteed the prompt payment, when due, of any amount owed to the holders of our 2026 Senior Notes and 2028 Senior Notes, thereby suspending our Section 15(d) reporting obligation pursuant to Rule 12h-5 of the Exchange Act.
Notes Payable – Related Party
As of December 31, 2018, we had two subordinated credit agreements with Valero (the Loan Agreements), under which we had outstanding loans. The loans were scheduled to mature on March 1 and October 1, 2020, respectively, and were permitted to be prepaid at any time without penalty. We were not permitted to reborrow amounts. The loans bore interest at the LIBO Rate (as defined in the Loan Agreements) plus the applicable margin. As of December 31, 2018 and 2017, this variable rate was 3.84925 percent and 2.86069 percent, respectively. Accrued interest was payable in arrears on each Interest Payment Date (as defined in the Loan Agreements) and on each maturity date. As a result of obtaining an investment grade rating with respect to

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the issuance of our 2026 Senior Notes in December 2016, our directly owned subsidiary, Valero Partners Operating Co. LLC, was released of its guarantee under the Loan Agreements.
During the year ended December 31, 2018, we paid down $85.0 million under one of the Loan Agreements. There was no activity under the Loan Agreements for the years ended December 31, 2017 and 2016. The outstanding balance of these Loan Agreements was $285.0 million and $370.0 million as of December 31, 2018 and 2017, respectively.
On January 19, 2019, we paid $185.0 million to completely settle one of the Loan Agreements. Effective February 1, 2019, the remaining Loan Agreement, which had an outstanding balance of $100.0 million, was converted to a capital contribution from Valero.
Other Disclosures
Interest and debt expense, net of capitalized interest was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest and debt expense incurred	$55,475	$36,634	$14,997
Less: Capitalized interest	407	619	82
Interest and debt expense, net of capitalized interest	$55,068	$36,015	$14,915
Principal maturities of our debt obligations and notes payable – related party as of December 31, 2018 were $285.0 million in 2020, $500.0 million in 2026, and $500.0 million in 2028.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	REVENUES
Disaggregation of Revenues
Revenues – related party disaggregated by activity type were as follows (in thousands):

	Pipeline Transportation	Terminaling	Storage and Other	Total
Year Ended December 31, 2018:
Revenues from lease contracts	$70,606	$364,363	$1,640	$436,609
Revenues from contracts with customer	53,545	50,754	5,519	109,818
Total revenues – related party	$124,151	$415,117	$7,159	$546,427

Year Ended December 31, 2017:
Revenues from lease contracts	$49,474	$301,512	$546	$351,532
Revenues from contracts with customer	51,157	46,484	2,832	100,473
Total revenues – related party	$100,631	$347,996	$3,378	$452,005

Year ended December 31, 2016:
Revenues from lease contracts	$31,268	$241,922	$540	$273,730
Revenues from contracts with customer	47,183	41,706	—	88,889
Total revenues – related party	$78,451	$283,628	$540	$362,619

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

	Year Ended December 31,
	2018	2017	2016
Minimum lease revenues	$361,316	$292,034	$232,211
Contingent lease revenues	75,293	59,498	41,519
Revenues from lease contracts	$436,609	$351,532	$273,730

Receivables from Contracts with Customer
Our receivables from contracts with our customer are included in receivables – related party. These balances were $10.0 million and $8.3 million as of December 31, 2018 and January 1, 2018, respectively.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Minimum Rentals and Remaining Performance Obligations
As of December 31, 2018, future minimum rentals to be received for operating leases (described above) having initial or remaining noncancelable lease terms in excess of one year are shown below under “Lease Contracts,” and future revenues expected to be recognized from our remaining performance obligations from contracts with our customer with an original expected duration of greater than one year are shown below under “Contracts with Customer” (in thousands):

	Lease Contracts	Contracts with Customer
2019	$361,282	$81,215
2020	362,268	81,426
2021	361,282	81,215
2022	361,282	81,215
2023	361,076	77,834
Thereafter	2,553,520	39,159
Total	$4,360,710	$442,064
Our lease contracts and our contracts with our customer contain annual inflation escalation clauses that are (i) deemed contingent rentals and variable consideration, respectively, and (ii) applied to the remainder of the contracts. The amounts presented above exclude any estimates for future rate changes due to these inflation rate escalations as prescribed by the contracts.

8.	ASSET RETIREMENT OBLIGATIONS
We have asset retirement obligations with respect to certain of our leased pipelines and terminals that require us to perform under law or contract once the asset is retired from service, and we have recognized obligations to restore these leased properties to substantially the same condition as when such property was delivered to us or to its improved condition as prescribed by the lease agreements. With respect to all other property and equipment, it is our practice and current intent to maintain these other property assets and continue to make improvements as warranted. As a result, we believe that these other property assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these other property assets as of December 31, 2018 and 2017. We will recognize a liability at such time when sufficient information exists to estimate a range of potential settlement dates that is needed to employ a present value technique to estimate fair value.
Changes in our asset retirement obligations were as follows (in thousands):

	December 31,
	2018	2017	2016
Balance as of beginning of year	$1,099	$1,069	$1,021
Accretion expense	32	30	48
Balance as of end of year	$1,131	$1,099	$1,069

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We do not expect any short-term spending and, as a result, there is no current liability reported for asset retirement obligations as of December 31, 2018 and 2017. Accretion expense is reflected in depreciation expense.
There are no assets that are legally restricted for purposes of settling our asset retirement obligations.

9.	COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2018, our future minimum rental payments for leases having initial or remaining noncancelable lease terms in excess of one year were as follows (in thousands):

	Agreements With
	Related Party	Others	Total
2019	$792	$1,132	$1,924
2020	765	1,127	1,892
2021	739	1,106	1,845
2022	739	1,106	1,845
2023	739	1,106	1,845
Thereafter	13,958	23,525	37,483
Total minimum rental payments	$17,732	$29,102	$46,834
Minimum rental expenses for all operating leases were as follows (in thousands):

	Year Ended December 31,
	2018	2017 (a)	2016 (a)
Minimum rental expenses – related party	$740	$656	$515
Minimum rental expenses – others	1,228	1,384	807
Total minimum rental expenses	$1,968	$2,040	$1,322

(a) These amounts have been retrospectively adjusted to exclude non-lease components (i.e., purchase obligations), which had previously been included in minimum rental expenses.
Contingent rental expenses for all operating leases were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Contingent rental expenses – related party	$19	$7	$—
Contingent rental expenses – others	210	119	—
Total contingent rental expenses	$229	$126	$—

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Obligations
We have purchase obligations under our amended and restated (i) omnibus agreement, (ii) services and secondment agreement, and (iii) lease and access agreements with Valero. See Note 4 for additional information regarding our agreements with Valero. Our purchase obligations are determined based on contractual, fixed-rate fees for periods that are reasonably assured based on current market conditions. None of these obligations are associated with suppliers’ financing arrangements. These purchase obligations are not reflected as liabilities.
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

10.	CASH DISTRIBUTIONS AND NET INCOME PER LIMITED PARTNER UNIT
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
The Merger Agreement provides that prior to the closing of the Merger, our general partner may not declare, and we may not pay, any distribution other than the distribution of $0.551 per common unit that we declared for the third quarter of 2018 without the prior written consent of Valero. See Note 2 for a discussion of the Merger. Our board of directors determined that no distribution shall be paid with respect to the quarter ended December 31, 2018.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income per Limited Partner Unit
We calculate net income available to limited partners based on the distributions pertaining to each period’s net income. After considering the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners, and other participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method. Participating securities include the general partner’s IDRs and awards under our 2013 ICP (as defined in Note 12) that receive distribution equivalent right (DER) payments, as discussed in Note 12. However, the terms of our partnership agreement limit the general partner’s incentive distribution to the amount of available cash, which, as defined in our partnership agreement, is net of reserves deemed appropriate. As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings in the calculation of net income per limited partner unit.
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
Diluted net income per limited partner unit is also determined using the two-class method, unless the treasury stock method is more dilutive. For the years ended December 31, 2018, 2017, and 2016, we used the two-class method to determine diluted net income per limited partner unit. We did not have any potentially dilutive instruments outstanding during the years ended December 31, 2018, 2017, and 2016.
Effective August 10, 2016, all of our subordinated units, which were owned by Valero, were converted on a one-for-one basis into common units. The subordinated units were only allocated earnings generated by us through the conversion date. See Note 11 regarding the conversion of subordinated units.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income per unit was computed as follows (in thousands, except per unit amounts):

	Year Ended December 31, 2018
	General Partner Valero	Limited Partners Common Units			Restricted Units
		Public	Valero	Total		Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$3,300	$36,634	$76,209	$112,843	$—	$116,143
General partner’s IDRs	48,826	—	—	—	—	48,826
DERs	—	—	—	—	19	19
Distributions and DERs declared	52,126	36,634	76,209	112,843	19	164,988
Undistributed earnings	1,982	31,525	65,583	97,108	17	99,107
Net income available to limited partners – basic and diluted	$54,108	$68,159	$141,792	$209,951	$36	$264,095

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding				69,250
Net income per limited partner common unit – basic and diluted				$3.03

	Year Ended December 31, 2017
	General Partner Valero	Limited Partners Common Units			Restricted Units
		Public	Valero	Total		Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$3,363	$42,029	$86,503	$128,532	$—	$131,895
General partner’s IDRs	44,534	—	—	—	—	44,534
DERs	—	—	—	—	22	22
Distributions and DERs declared	47,897	42,029	86,503	128,532	22	176,451
Undistributed earnings	1,216	19,922	40,834	60,756	10	61,982
Net income available to limited partners – basic and diluted	$49,113	$61,951	$127,337	$189,288	$32	$238,433

Net income per limited partner common unit – basic and diluted:
Weighted-average units outstanding				68,220
Net income per limited partner common unit – basic and diluted				$2.77

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	General Partner Valero	Limited Partners Common Units			Limited Partners Subordinated Units	Restricted Units
		Public	Valero	Total			Total
Allocation of net income to determine net income available to limited partners:
Distributions, excluding general partner’s IDRs	$2,294	$32,362	$47,263	$79,625	$20,297	$—	$102,216
General partner’s IDRs	19,354	—	—	—	—	—	19,354
DERs	—	—	—	—	—	20	20
Distributions and DERs declared	21,648	32,362	47,263	79,625	20,297	20	121,590
Undistributed earnings	1,905	26,322	33,130	59,452	21,289	17	82,663
Net income available to limited partners – basic and diluted	$23,553	$58,684	$80,393	$139,077	$41,586	$37	$204,253

Net income per limited partner unit – basic and diluted:
Weighted-average units outstanding				48,817	17,463
Net income per limited partner unit – basic and diluted				$2.85	$2.38

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	PARTNERS’ CAPITAL
Unit Activity
Activity in the number of units was as follows:

	Limited Partners			General Partner Valero
	Common Unitholders Public	Common Unitholder Valero	Subordinated Unitholder Valero		Total
Balance as of December 31, 2015	21,509,651	15,018,602	28,789,989	1,332,829	66,651,071
Unit-based compensation	5,958	—	—	—	5,958
Units issued in connection with acquisitions (see Note 3)	—	1,878,680	—	38,340	1,917,020
Conversion of subordinated units	—	28,789,989	(28,789,989)	—	—
Unit issuance under ATM Program	223,083	—	—	—	223,083
General partner units issued to maintain 2% interest	—	—	—	4,552	4,552
Balance as of December 31, 2016	21,738,692	45,687,271	—	1,375,721	68,801,684
Unit-based compensation	5,997	—	—	—	5,997
Units issued in connection with acquisitions (see Note 3)	—	1,081,315	—	22,068	1,103,383
Units issued under ATM Program	742,897	—	—	—	742,897
General partner units issued to maintain 2% interest	—	—	—	15,602	15,602
Balance as of December 31, 2017	22,487,586	46,768,586	—	1,413,391	70,669,563
Unit-based compensation (see Note 12)	5,898	—	—	—	5,898
General partner units issued to maintain 2% interest	—	—	—	120	120
Balance as of December 31, 2018	22,493,484	46,768,586	—	1,413,511	70,675,581
ATM Program
On September 16, 2016, we entered into an equity distribution agreement that permitted us to offer and sell from time to time our common units having an aggregate offering price of up to $350.0 million based on amounts, at prices, and on terms determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our “ATM Program”). As of December 31, 2018, we had sold common units having an aggregate value of $45.5 million under our ATM Program, resulting in $304.5 million remaining available.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no issuances of common units under our ATM Program for the year ended December 31, 2018. The following table summarizes activities of the common units issued under our ATM Program and general partner units issued to maintain the 2.0 percent general partner interest in the Partnership (in thousands, except unit amounts):

	Units Issued	Total Proceeds	Offering Costs	Net Proceeds
Year Ended December 31, 2017:
Common – public	742,897	$35,728	$594	$35,134
General partner	15,602	748	—	748

Year Ended December 31, 2016:
Common – public	223,083	9,724	107	9,617
General partner	4,552	198	—	198

On January 10, 2019, in connection with the completion of the Merger, we terminated the equity distribution agreement. As a result, from and after the Effective Time, there will be no further sales of common units under our ATM Program. See Note 2 regarding the Merger with Valero.

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
Transfers to (from) Partners
Subsequent to the expiration of the subordination period on August 10, 2016, all of our common units have equal rights, including rights to distributions and to our net assets in the event of liquidation. As a result, a reallocation of the carrying values of our public common unitholders’ interest in us and Valero’s common unitholder interest in us is required when a change in ownership occurs in order for the portion of those carrying values associated with activity subsequent to the subordination period to be equal to the respective unitholders’ ownership interests (in units) in us. The transfers to (from) partners resulted from the issuance of equity (i) to Valero in connection with our acquisitions from Valero as described in Note 3 and (ii) under our ATM Program as described above.

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	UNIT-BASED COMPENSATION
Overview
Our general partner maintained the Valero Energy Partners LP 2013 Incentive Compensation Plan (2013 ICP) under which various unit and unit-based awards could be granted to employees and non-employee directors. Awards under the 2013 ICP included restricted units that vested over a period determined by the plan. The 2013 ICP was approved by the board of directors and the sole member of our general partner on November 26, 2013. As of December 31, 2018, 2,972,496 common units were available to be awarded under the 2013 ICP.
On January 10, 2019, in connection with the completion of the Merger, we terminated our 2013 ICP. As a result, from and after the Effective Time, no equity awards or other rights with respect to common units or other partnership interests will be granted or be outstanding thereunder. See Note 2 regarding the Merger with Valero.

Restricted Units
Restricted units were granted to each of our three independent directors (i.e., participants) in tandem with an equal number of DERs. The restricted units were scheduled to vest in accordance with individual written agreements between the participants and us in equal one-third increments on each anniversary of the restricted units’ grant date. The DERs entitled the participant to a cash payment equal to the cash distribution per unit paid on our outstanding common units and was paid to the participant in cash as of each record payment date during the period the restricted units were outstanding.
Unit-based compensation expense associated with these restricted units was $258,000, $266,000, and $196,000 for the years ended December 31, 2018, 2017, and 2016, respectively, and is recorded within general and administrative expenses on our statements of income.

Under the terms of Merger Agreement, immediately prior to the completion of the Merger, all restricted units outstanding received immediate and full acceleration of vesting and the associated DERs were canceled and ceased to exist. As a result, 11,880 restricted units became fully vested and $271,000 of previously unrecognized compensation cost will be recognized during 2019. Each holder of a restricted unit received $42.25 per unit with respect to each restricted unit that became vested, along with any corresponding accrued but unpaid distributions with the respect to the DERs related to such restricted unit. See Note 2 for a discussion of the Merger Agreement.

13.	INCOME TAXES
Components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current U.S. state	$1,177	$942	$704
Deferred U.S. state	376	393	408
Income tax expense	$1,553	$1,335	$1,112

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax expense results from state laws that apply to entities organized as partnerships, specifically in the state of Texas. The difference between income tax expense recorded by us and income taxes computed by applying the statutory federal income tax rate (21 percent for 2018 and 35 percent for 2017 and 2016) to income before income tax expense is due to the fact that our income is not subject to federal income tax at the entity level as described above.
As of December 31, 2018 and 2017, we had no liability reported for unrecognized tax benefits. We did not have any interest or penalties related to income taxes during the years ended December 31, 2018, 2017, and 2016.

14.	SUPPLEMENTAL CASH FLOW INFORMATION
In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Decrease (increase) in current assets:
Receivables – related party	$(1,272)	$(9,607)	$(10,786)
Receivables	(24)	(781)	—
Prepaid expenses and other	(171)	277	(365)
Increase (decrease) in current liabilities:
Accounts payable	(5,347)	7,411	586
Accounts payable – related party	9,786	(3,404)	(667)
Accrued liabilities	(149)	137	34
Accrued liabilities – related party	(703)	(2,589)	3,436
Accrued interest payable	4,916	1,278	1,054
Accrued interest payable – related party	(27)	864	(429)
Taxes other than income taxes payable	(792)	2,684	1,181
Changes in current assets and current liabilities	$6,217	$(3,730)	$(5,956)
Cash flows related to interest and income taxes paid were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest paid	$49,051	$33,355	$13,873
Income taxes paid	904	719	505

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our investing and financing cash outflows in connection with our acquisitions from Valero as described in Note 3 (in thousands). Of the cash consideration paid, the portion attributed to Valero’s historical carrying value of each acquisition was reflected as an investing cash outflow and the excess purchase price paid over the carrying value of each acquisition was reflected as a financing cash outflow.

	Investing Cash Outflow	Financing Cash Outflow	Total Cash Outflow
Year ended December 31, 2017:
Parkway Pipeline	$200,249	$—	$200,249
Port Arthur terminal	207,595	54,618	262,213
	$407,844	$54,618	$462,462
Year ended December 31, 2016:
McKee Terminal Services Business	$51,361	$152,639	$204,000
Meraux and Three Rivers Terminal Services Business	52,246	223,754	276,000
	$103,607	$376,393	$480,000
Noncash investing and financing activities that affected recognized assets or liabilities were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Transfer (from) to Valero for:
Deferred income taxes	$—	$—	$(190)
Change in accrued capital expenditures	—	—	46
Noncash capital contributions from Valero:
Excess of carrying value over purchase price paid for acquisition of Parkway Pipeline (see Note 3)	—	51,702	—
Capital projects	43,658	41,305	35,732
Increase in accounts payable related to capital expenditures	1,120	570	904
Units issued to Valero in connection with acquisitions (see Note 3)	—	46,000	85,000
Units issued under ATM Program included in receivables	—	—	1,682

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the activities in the preceding table, noncash financing activities included:

•
the transfers to (from) partners to reflect the impact of ownership changes occurring as a result of the issuance of equity (i) to Valero in connection with our acquisitions from Valero as described in Note 3 and (ii) under our ATM Program as described in Note 11 for the years ended December 31, 2018, 2017, and 2016; and

•	the conversion of all of our outstanding subordinated units into common units having an aggregate value of $406.4 million as described in Note 11 for the year ended December 31, 2016.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in thousands):

	Fair Value Hierarchy	December 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$152,106	$152,106	$42,052	$42,052
Financial liabilities:
Debt:
Revolver	Level 2	—	—	410,000	410,000
Senior Notes	Level 2	989,857	986,290	495,283	523,800
Notes payable – related party	Level 2	285,000	285,000	370,000	370,000

VALERO ENERGY PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per unit amounts):

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues – related party	$131,942	$134,627	$140,590	$139,268
Gross profit (a)	82,101	82,408	88,595	86,100
Operating income	77,989	78,250	84,513	77,750
Net income	66,079	64,019	70,349	63,648
Net income attributable to partners	66,079	64,019	70,349	63,648
Limited partners’ interest in net income	49,524	45,942	52,146	62,375
Net income per limited partner common unit – basic and diluted	0.72	0.66	0.75	0.90

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues – related party	$105,816	$110,545	$109,340	$126,304
Gross profit (a)	70,496	70,985	70,749	78,926
Operating income	66,666	67,122	66,347	74,895
Net income	58,137	58,443	57,589	64,264
Net income attributable to partners	58,137	58,443	57,589	64,264
Limited partners’ interest in net income	48,670	47,024	44,552	49,074
Net income per limited partner common unit – basic and diluted	0.72	0.69	0.65	0.71

(a) Gross profit is calculated as total revenues – related party less cost of revenues (excluding depreciation expense) and depreciation expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Internal Control over Financial Reporting
(a) Management’s Report on Internal Control over Financial Reporting
The management report on the Partnership’s internal control over financial reporting required by Item 9A appears in Item 8 on page 19 of this report, and is incorporated herein by reference.
(b) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP’s report on the Partnership’s internal control over financial reporting appears in Item 8 beginning on page 21 of this report, and is incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information for this item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (I)(2)(c) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information for this item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (I)(2)(c) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information for this item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (I)(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (I)(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Fees for professional services rendered by our independent auditor, KPMG LLP, for 2018 and 2017 are presented in the following table (in thousands).

Category	2018	2017
Audit fees (a)	$1,470	$1,502
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,470	$1,502

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

Prior to the closing of the Merger, we had an audit committee that adopted a pre-approval policy for the pre-approval of certain services rendered to us by KPMG LLP. That policy was effective from January 1, 2016 through December 31, 2018. None of the services provided by KPMG LLP were approved by the audit committee under the pre-approval waiver provisions of paragraph (c)(7)(i)(C) of Rule 2-01 of SEC Regulation S-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements.

2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits. Filed as part of this Form 10-K are the following exhibits:

2.01	—
Agreement and Plan of Merger, dated as of October 18, 2018, by and among Valero Energy Corporation, Forest Merger Sub, LLC, Valero Energy Partners LP, and Valero Energy Partners GP LLC–incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K dated and filed October 18, 2018 (SEC File No. 1-36232).

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

4.02	—	Terms and Form of 4.375% Senior Notes due 2026–incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K dated and filed December 9, 2016 (SEC File No. 1-36232).

4.03	—	Terms and Form of 4.500% Senior Notes due 2028–incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K dated March 26, 2018, and filed March 29, 2018.

4.04	—
First Supplemental Indenture, dated as of January 10, 2019, among Valero Energy Partners LP, as issuer, Valero Energy Corporation, as parent guarantor, and U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K dated and filed January 10, 2019 (SEC File No. 1-36232).

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

10.09	—
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

*24.01	—	Power of Attorney dated February 25, 2019 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101	—	Interactive Data Files
______________

*	Filed herewith.

**	Furnished herewith.

***	Submitted electronically herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALERO ENERGY PARTNERS LP
(Registrant)

by:	Valero Energy Partners GP LLC
its general partner

by:	/s/ Joseph W. Gorder
Joseph W. Gorder
Chief Executive Officer

Date: February 25, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph W. Gorder and Donna M. Titzman, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2019
(Joseph W. Gorder)

/s/ Donna M. Titzman	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 25, 2019
(Donna M. Titzman)

/s/ Richard F. Lashway	President, Chief Operating Officer and Director	February 25, 2019
(Richard F. Lashway)

/s/ R. Lane Riggs	Director	February 25, 2019
(R. Lane Riggs)